Form 10KSB/A
period 1996-03-30
OMNI MULTIMEDIA GROUP INC
filed 1996-07-29
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                  Amendment to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the fiscal year ended March 30, 1996
                         Commission file number 1-13656

                           OMNI MULTIMEDIA GROUP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             04-2729490
           --------                                             ----------
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                           identification No.)

 50 Howe Avenue, Millbury, Massachusetts                        01527-3298
 ---------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (508) 865-4451
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended March 30, 1996 on Form 10-KSB as set forth in the pages attached hereto:

              1.   Part III: Item 9 -  Directors, Executive Officers and Control
                                       Persons; Compliance With Section 16(a) of the Exchange Act

              2.   Part III: Item 10 - Executive Compensation

              3.   Part III: Item 11 - Security  Ownership of Certain Beneficial
                                       Owners and Management

              4.   Part III: Item 12 - Certain   Relationships   and   Related
                                       Transactions

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OMNI MULTIMEDIA GROUP, INC.


                                               By: /s/ Paul F. Johnson
                                                  ----------------------------
                                                  Paul F. Johnson
                                                  Chief Executive Officer





ITEM 9.           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during the fiscal year ended March 30, 1996, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 10.           EXECUTIVE COMPENSATION OF OFFICERS AND DIRECTORS.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation for services rendered to the Company for the fiscal years ended April 2, 1994, April 1, 1995 and March 30, 1996, of those persons who were at March 30, 1996 (i) the chief executive officer and (ii) each other executive officer of the Company whose annual compensation exceeded $100,000.

                                                                       SUMMARY COMPENSATION TABLE

                                                                                                  Long Term Compensation (2)
                                                                                                  --------------------------
                                            Annual Compensation (1)            Awards                                 Payouts
                                            -----------------------            ------                                 -------
          (a)               (b)       (c)      (d)            (e)          (f)         (g)          (h)                 (i)
                                                                                    Securities
     Name and                                                           Restricted  Underlying
     Principal                                           Other Annual      Stock    Options/         LTIP            All Other
     Position(3)           Year   Salary($)  Bonus($)  Compensation($)(4) Award(s)   SARs (#)     Payouts($)       Compensation($)
     --------              ----   ---------  --------  ---------------   ---------   --------     ----------       ---------------

Paul F. Johnson........... 1996   $202,320    --           $22,850         --           --            --                --
  President, Chief         1995   $150,000    --           $10,750         --           --            --                --
  Executive Officer,       1994   $147,075    --           $24,198         --           --            --                --
  Secretary and
  Director

Robert E. Lee............. 1996   $154,300    --           $20,610         --           --            --                --
  Executive Vice
  President, Treasurer
  and Director

Richard A. Pilotte........ 1996   $174,150    --           $14,500         --           --            --                --
  Vice President of        1995   $130,000    --           $25,425         --           --            --                --
  Operations and           1994   $130,000    --           $25,717         --           --            --                --
  Director





(1) Amounts shown indicate cash compensation earned and received by executive officers. Executive officers participate in group health and other benefits generally available to all employees of the Company.

(2)      See "Employee Agreements."

(3) Mr. Lee served as a consultant to the Company for the period ended prior to the Company's initial public offering in April 1995. During this time, Mr. Lee's annual consulting fees did not exceed $100,000.

(4) The Company pays for country club dues, club memberships and for an automobile for each of the named executive officers, including payment for automobile insurance and repairs.



EMPLOYMENT AGREEMENTS

         Effective as of April 1, 1995, the Company entered into employment and non-competition agreements (the "Agreements") with each of Messrs. Johnson, Lee, and Pilotte, all of which expire on December 30, 1998. The Agreements provide for base salaries of $175,000, $160,000 and $150,000, respectively, plus bonuses, car allowances, life and disability insurance and certain other benefits as may be determined by the Compensation Committee of the Company's Board of Directors. Base salaries may not be increased in an amount in excess of 10% per year without the prior written consent of Schneider Securities, Inc., the representative of the underwriters of the Company's initial public offering, until April 20, 1997. Each individual is entitled to receive benefits offered to the Company's employees generally. Each individual is also entitled to receive three years' base salary as severance in the event his employment is terminated by the Company without cause. In the event of a change in control in the Company (defined as any individual or entity not a current stockholder of the Company or affiliated with the Company acquiring 50% or more of the Company's outstanding shares of Common Stock), each individual will receive: (i) an annual compensation of $300,000 in base salary (assuming 100% of the individual's time is devoted to the operations of the Company) and all other benefits and bonuses;
(ii) an equal one-third share in a performance bonus equal to twenty percent of net income of the Company before income taxes, amortization and depreciation;
(iii) fringe benefits as are customary for the individual's position; and (iv) upon termination or a reduction in the individual's duties, such individual has the right to (1) sell his shares of Common Stock to the Company at the greater of $5.10, the then current bid and ask price, book value per share or appraisal value per share, (2) receive in a lump sum the remainder of any compensation payable under the Agreement, (3) receive an executive fee equal to $100,000 in exchange for the covenant not to compete, and (4) immediate removal of all loan guarantees and repayment of all loans placed by the individual on behalf of or for the benefit of the Company. Each Agreement also contains non-competition provisions for a period of one year following termination, a confidentiality provision and an ownership provision in the Company's favor for techniques, discoveries and inventions arising during the term of employment. The Agreements provide for successive three-year renewals after the initial term.

COMPENSATION OF DIRECTORS

         Each of the non-management Directors of the Company receives a fee of $500 per meeting plus out-of-pocket expenses and the annual grant of an option to purchase 5,000 shares of the Company's Common Stock pursuant to the Company's 1994 Director Formula Stock Option Plan.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of July 29, 1996, certain information concerning the ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock; (ii) each of the Company's Directors; and (iii) all executive officers and Directors as a group. Except as otherwise indicated, the Stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. This table excludes the impact of the issuance of additional shares of Common Stock upon conversion of the Series A Preferred Stock held by investors, none of whom is an officer or director of the Company.

                                                                                                 PERCENTAGE OF
NAME AND ADDRESS                                                  NUMBER OF SHARES               OUTSTANDING
OF BENEFICIAL OWNER(1)                                            BENEFICIALLY OWNED(2)          COMMON STOCK
Paul F. Johnson(3)(4).....................................                426,508                   10.9%

Charanjit S. Anand(3) ....................................                291,483                    7.5%

Richard A. Pilotte(3).....................................                426,508                   10.9%

Robert E. Lee(3)(5).......................................                410,410                   10.5%

Ronald F. Ladner(6).......................................                  6,000                     *

Richard L. Wise(6)........................................                  6,000                     *

All Executive Officers and Directors
as a Group (five persons)(3)(4)(5)(6).....................

- ------------------
*        Less than 1%

(1) The address for all executive officers and Directors is c/o OMNI MultiMedia Group, Inc., 50 Howe Avenue, Millbury, Massachusetts. Mr. Anand's address is One Saxon Lane, Shrewsbury, Massachusetts.

(2) Except as otherwise indicated, the Company believes each person named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned by him. Pursuant to the rules of the Securities and Exchange Commission, shares of




         Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Information with respect to beneficial ownership is based upon information furnished by such stockholder.

(3) Includes 16,666 shares of Common Stock issuable upon the exercise of an option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.10. The option expires on April 20, 2005 and vests as follows: 8,333 shares on April 20, 1995, 8,333 shares on April 20, 1996 and 8,334 shares on April 20, 1997.

(4) Excludes an option to purchase up to 12,385 shares of Common Stock at an exercise price of $6.125 per share pursuant to an option granted on August 9, 1995 to Elaine Johnson, the spouse of Paul Johnson. Mr. Johnson disclaims any beneficial ownership of these options.

(5) Includes an option granted to Mr. Lee by each of Messrs. Johnson and Pilotte in February 1992 to purchase up to 16,091 of their shares of Common Stock at $4.75 per share for an aggregate of 32,182 shares of Common Stock, which options expire on January 31, 2002.

(6) Includes an option to purchase 1,000 shares of Common Stock at an exercise price of $5.10 per share, which expires on May 11, 2005, and an option to purchase 5,000 shares of Common Stock at an exercise price of $6.38 per share, which expires on March 31, 2006.

ITEM 12.          CERTAIN TRANSACTIONS.

         The Company maintains its principal executive offices and manufacturing operations in an approximately 150,000 square foot facility in Millbury, Massachusetts leased from AAA Turnpike, a corporation in which Ronald Ladner, a director of the Company, is a director and a stockholder. The Company currently pays base rent in the amount of approximately $35,000 per month plus its pro-rata portion of real estate taxes and other operational and maintenance expenses, pursuant to a lease that expires on June 30, 2001. The lease further provides for an option to purchase the premises, which consist of 265,000 square feet, for $6,000,000 at any time during the term of the lease. The option price is $10,000 per month payable at the same time as the lease payments are due. The Company has made such additional monthly payments on the option totalling
$240,000 since April 1994, and if it decides to exercise the option, the additional amounts paid will be credited toward the $6,000,000. The Company believes that these arrangements are on terms at least as favorable as could be obtained from non-affiliated third parties.

         The law firm of Gordon & Wise provides legal services to the Company. Richard Wise, who serves as a director of the Company, is a partner of Gordon & Wise. In connection with services rendered to the Company during the fiscal years ended April 1, 1995 and March 30, 1996, Gordon & Wise has received legal fees of approximately $144,000 and $132,000, respectively.







         In January 1990, Messrs. Johnson, Lee, Pilotte and Anand formed North Stratford Oil Company ("North Stratford") and its wholly owned subsidiary, Campbell Envelope Co., Inc. ("Campbell Envelope"). Campbell Envelope purchased the assets of an envelope Company in New Hampshire in January 1990. North Stratford purchased the land on which the envelope Company was located and leased the land to Campbell Envelope. In order to finance the purchase of the envelope Company, Campbell Envelope took out a $1.25 million loan from First NH Bank. In order to finance the purchase of the land, North Stratford took out a $1 million loan from First NH Bank. These loans were personally guaranteed by each of Messrs. Johnson, Lee, Pilotte and Anand. In March 1992, Campbell Envelope and North Stratford ceased doing business. Campbell Envelope and North Stratford sold off their assets and reduced the balance of the loans owed to First NH Bank from approximately $3.2 million, including amounts borrowed under revolving credit arrangements used primarily to finance working capital requirements, to $1.3 million. Campbell Envelope and North Stratford restructured their agreement with First NH Bank in March 1992, which included, among other items, the addition of Omni Resources as a guarantor of the loan from First NH Bank and 40 quarterly payments of $25,000 in principal and monthly interest payments. Messrs. Johnson, Lee, Pilotte and Anand made these payments under these loans through funds advanced to them from Omni Resources. In October 1994, the balance under the loan was approximately $1,161,135. This amount was satisfied in full by the payment of approximately $350,000, of which $325,000 was paid by Messrs. Johnson, Lee, Pilotte and Anand through funds advanced to them by Omni Resources in exchange for promissory notes (the "Advance"). In order to finance the Advance, Omni Resources used a portion of its $700,000 term loan with its primary bank. In October 1994, each of Messrs. Johnson, Lee, Pilotte and Anand issued five year promissory notes to Omni Resources which bear interest at the rate of 6.32% per annum. Payment of the principal and interest under these notes is due and payable on December 30, 1999. The notes can be prepaid without penalty. All of the principal stockholders of the Company have agreed to apply any proceeds, after payment of brokerage commissions and income taxes, from any sales of their shares of Common Stock toward repayment of any outstanding loans made to them by the Company. As of March 30, 1996, Messrs. Johnson, Pilotte and Anand each owed Omni Resources approximately $106,000, and Mr. Lee owed Omni Resources approximately $163,000 as a result of the aforementioned advances by Omni Resources.

         In January 1994, River Capital Corporation ("RCC"), in its bankruptcy case, commenced an adversary proceeding against Omni Resources, Messrs. Johnson, Pilotte, and Anand, alleging its right to sell back its 95,600 shares of the Company's Common Stock to the Company pursuant to an agreement entered into in 1989. The parties settled this dispute in November 1994, and RCC received $350,000 representing full payment.

         Any future transactions between the Company and its officers, directors, principal stockholders or other affiliates will be on terms no less favorable than could be obtained from independent third parties and will be subject to approval by a majority of the independent and disinterested directors.