Form 10QSB
period 1996-06-29
OMNI MULTIMEDIA GROUP INC
filed 1996-08-13
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 29, 1996
                         Commission file number 1-13656

                               -----------------

                           OMNI MULTIMEDIA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                               -----------------


      Delaware                                                  04-2729490
(State of Organization)                                      (I.R.S. Employer
                                                          Identification Number)

                                 50 Howe Avenue
                          Millbury, Massachusetts 01527
                                 (508) 865-4451
               (Address, including zip code, and telephone number,
         including area code, of issuer's principal executive offices)


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                 -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Number of Shares Outstanding
                                                            as of August 1, 1996

Common Stock, $.01 par value                                   3,889,950 shares
Series A Preferred Stock, $.01 par value                           1,050 shares







                           OMNI MULTIMEDIA GROUP, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS                                             PAGE


Condensed Consolidated Balance Sheet -
  as of March 30, 1996 (Audited) and June 29, 1996 (Unaudited)................ 1

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended July 1, 1995 and June 29, 1996................... 3

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the three months ended July 1, 1995 and June 29, 1996................... 4

Notes to Condensed Consolidated Financial Statements.......................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................ 7

PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS................................................... 9

ITEM 2.   CHANGES IN SECURITIES............................................... 9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................... 9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS................. 9

ITEM 5.   OTHER INFORMATION................................................... 9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................... 9

SIGNATURES....................................................................10






                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                      June 29,              March 30,
                                                        1996                  1996
                                                    (Unaudited)             (Audited)
                                                    -----------             ---------

Current Assets
  Cash and cash equivalents                          $11,448,781         $  5,706,822
  Accounts receivable, net of
     allowance for doubtful accounts
     of $40,000 at June 29, 1996 and $25,000
     at March  30, 1996                             $  1,267,000            1,306,212
  Stock Subscription                                        --              1,790,374
  Inventories                                            879,306              966,665
  Prepaid expenses and other
      current assets                                     784,003              812,103
Refundable income taxes                                   15,850                --
Deferred tax assets, net                                 101,844              101,844
                                                   -------------       --------------
                                                      14,496,784           10,684,020

Property and equipment, net                           16,033,080            8,427,275
Due from related parties                                 540,117              532,761
Other assets, net                                      1,009,337              954,230
                                                   -------------       --------------
                                                     $32,079,318          $20,598,286
                                                   =============       ==============




                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                           June 29,                   March 30,
                                                                             1996                       1996
                                                                         (Unaudited)                 (Audited)
                                                                         -----------                 ---------
Current liabilities
  Accounts payable                                                         1,306,775                 1,775,225
  Line of credit                                                             613,253                 1,068,967
  Current portion of long-term debt
   and capital lease obligations                                           1,832,000                 1,025,600
  Accrued expenses                                                           290,177                   332,561
  Income taxes payable                                                       --                        109,063
                                                                      --------------            --------------

                                                                           4,042,205                 4,392,416
                                                                      --------------            --------------

Long-term debt                                                             3,125,469                 2,207,479
Capital lease obligations                                                  5,147,414                 1,760,919
Deferred tax liability                                                       141,761                   141,761
                                                                      --------------            --------------



Stockholders' Equity

  Convertible Preferred Stock; $.01 par value;
     1,000,000 shares authorized; 1,050 Series
     A shares issued and outstanding                                              11                   --
  Common Stock, $.01 par value;  14,000,000
     shares authorized;  3,889,950 shares issued
     and  outstanding                                                         38,899                    38,899
  Additional paid-in-capital                                              21,017,626                11,635,675
  Retained earnings (accumulated deficit)                                (1,398,867)                   421,137
                                                                       -------------            --------------

                                                                          19,657,669                12,095,711
                                                                        ------------              ------------

                                                                         $32,079,318               $20,598,286
                                                                         ===========               ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                  June 29,                July 1,
                                                                    1996                   1995
                                                               ---------------         -------------
 Net sales
  Cost of goods sold                                              $  2,432,189           $ 2,261,658
     Gross profit (loss)                                             2,911,317             1,759,091
                                                               ---------------         -------------
                                                                     (479,128)               502,567
                                                               ---------------         -------------

Operating expenses
  Selling                                                              640,860               340,882
  General and administrative                                           679,605               402,004
                                                               ---------------         -------------
                                                                     1,320,465               742,886
                                                               ---------------         -------------

Loss from operations                                               (1,799,593)             (240,319)
  Other income                                                          96,143                20,760
                                                               ---------------         -------------
                                                                   (1,703,450)             (219,559)

Other expenses, net
  Interest expense                                                      82,130                46,633
  Other expenses, net                                                   34,424                 1,505
                                                               ---------------         -------------
                                                                       116,554                48,138
                                                               ---------------         -------------

Loss before income taxes                                           (1,820,004)             (267,697)

Income tax benefit                                                         --                   456
                                                               ---------------         -------------

Net loss                                                         $(1,820,004)           $  (268,153)
                                                               ===============        ==============

Net loss per share                                               $     (0.47)           $     (0.11)

Weighted average common shares outstanding                          3,889,950              2,498,500











                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                          June 29,             July 1,
                                                                            1996                1995
                                                                       ---------------      -------------
Cash flows from operating activities:
     Net loss                                                             $(1,820,604)        $ (268,153)

Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                              413,320             94,724
    Provision for losses on accounts receivable                                 15,000               --
    Gain on disposal of fixed asset                                              (590)               --
    Decrease in accounts receivable                                             24,212            179,148
    (Increase) decrease in inventories                                          87,359          (734,864)
    Decrease in prepaid expenses
     and other current assets                                                   28,100           197,166
    Increase in refundable income taxes                                       (15,850)              --
    Increase in other assets                                                  (71,663)          (750,401)
    Increase (decrease) in accounts payable                                  (468,450)           103,711
    Decrease in accrued expenses                                              (42,384)           (77,578)
    Decrease in income taxes payable                                         (190,063)              --
                                                                        --------------      -------------

      Net cash used in operating activities                                (2,041,023)        (1,256,247)
                                                                        --------------      -------------


Cash flows from investing activities:
    Expenditures for property and equipment                                (3,806,076)          (241,949)
    Proceeds from sale of fixed assets                                          18,100              --
                                                                        --------------      -------------


      Net cash used in investing activities                                (3,787,976)          (241,949)
                                                                        --------------      -------------

Cash flows from financing activities:
    Repayments on long-term borrowing and capital
     lease obligations                                                      (211,958)            (52,264)
    Repayments on notes payable - redeemable
     Common Stock                                                              --               (346,000)
    Repayments on notes payable - redeemable
     Preferred Stock                                                           --               (298,000)
    Repayment on Interim Financing                                             --               (325,000)
    Proceeds from long term borrowing                                      1,094,500               --
    Repayments on revolving line of credit, net                            (455,714)          (1,176,544)
    Decrease in subscription receivable                                    1,790,374               --
    Proceeds from issuance of Convertible Preferred Stock                  9,381,962               --



                                       -4-




    Proceeds from issuance of Common Stock                                     --               4,072,496
    Increase in due from related parties                                     (7,356)             (12,312)
    Increase in debt issue costs                                            (20,850)               --
                                                                        ------------        -------------
      Net cash provided by  financing activities                          11,570,958            1,862,376
                                                                        ------------        -------------
Increase in cash and cash equivalents                                      5,741,959              364,180
Cash and cash equivalents, beginning of period                             5,706,822              266,674
                                                                        ------------        -------------
Cash and cash equivalents, end of period                                 $11,448,781           $  630,854
                                                                          ===========           ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of OMNI MultiMedia Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1997.

         For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 30, 1996, contained in the Company's Annual Report on Form 10- KSB as amended.

         Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2.           SIGNIFICANT EVENT

         In May 1996, the Company completed a Private Placement (the "Private Placement"), which raised approximately $9,400,000 in net proceeds through the sale of 1,050 shares of Series A Preferred Stock. The Private Placement was completed to provide the Company with additional equity financing for possible acquisitions and to provide additional net worth to reduce the current cost of bank and equipment lease financings, as well as for general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company provides a wide range of software duplication and fulfillment services for major software producing firms serving the general computer user and users within the specific fields of financial services and insurance services. The software duplication and fulfillment services of the Company include inbound telemarketing, packaging, printing, direct shipment and a wide array of software duplication services for clients. In addition, the Company has recently developed an extensive online multimedia catalog featuring popular software and CD-ROM titles, as well as related hardware peripherals, and has introduced this catalog on the Internet.

GENERAL

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company (including the Notes thereto) included under Item 1 of this report.

RESULTS OF OPERATIONS

         Three Months Ended June 29, 1996 ("First Quarter 1997") Compared to Three Months Ended July 1, 1995 ("First Quarter 1996")

         Net sales increased to $2,432,189 for First Quarter 1997, an increase of 7.5% over net sales of $2,261,658 in First Quarter 1996. During First Quarter 1997, the Company concentrated its efforts in completing its CD-ROM manufacturing facility and in hiring sales staff and manufacturing personnel to run this new manufacturing operation. As a result, the Company deferred accepting orders until the new facility was fully operational, which occurred at the very end of the fiscal quarter. Virtually all of the Company's net sales during First Quarter 1997 were from software duplication and related printing activities. Now fully operational with several CD-ROM manufacturing lines running, the Company expects revenues from its CD-ROM manufacturing operations to significantly increase during the current quarter and expects continued increased production from the facility over time. Management estimates that this facility as currently configured can produce approximately $35 to $40 million in annual revenues from the manufacture of CD-ROM titles. In addition, the facility has room for additional capacity and management expects to add additional capacity over time on an as-needed basis.

         In addition, during First Quarter 1997, the Company's 4CD's electronic catalog appeared on the Internet on a trial basis. Advertising on the Internet for 4CD's has recently commenced and the Company expects increased revenues from 4CD's to appear in the current quarter.

         During First Quarter 1997, cost of goods sold was $2,911,317, an increase of 65.5% over cost of goods sold of $1,759,091 during First Quarter 1996. This increase in cost of goods sold was due primarily to staffing of the CD-ROM manufacturing operations and depreciation expense on CD-ROM equipment. At the end of First Quarter 1997, the Company employed 179 people, of which 150 were in manufacturing and related operations. In contrast, at the end of First Quarter 1996, the Company employed only 125 people, of which 101 were in manufacturing operations. Due to the complex nature of the Company's CD-ROM operations, employees must be extensively trained and the manufacturing equipment certified. This increase in staffing, together with the deferral of customer orders, resulted in gross margins of ($479,128) during First Quarter 1997 compared to a gross margin of $502,567 in First Quarter 1996.

         Selling expenses in First Quarter 1997 were $640,860, an 88% increase over operating expenses of $340,882 in First Quarter 1996. This increase was due to increased advertising activities, as well as increased sales staffing in anticipation of full CD-ROM production and increased staffing for the 4CD's electronic catalog.

         General and administrative expenses were $679,605 in First Quarter 1997, an increase of 69.1% over general and administrative expenses of $402,004. This increase was due primarily to increases in administrative staffing, principally MIS, as well as increased travel, consulting, public relations and professional fees.

         As a result of increases in manufacturing operations, and increased sales, general and administrative expenses, the Company incurred a loss from operations of $1,799,593 in First Quarter

1997, as contrasted to a loss from operations of $240,319 in First Quarter 1996.

         Other income, primarily interest income from the proceeds of the Company's public warrants exercised at the end of Fiscal 1996 and interest income from the Private Placement completed on May 28, 1996, resulted in other income of $96,143 in First Quarter 1997, as contrasted to other income of $20,760 in First Quarter 1996. Interest expense for First Quarter 1997 was $82,130, from $46,633 in First Quarter 1996 due to an increased level of debt and capital lease obligations. Other expense, primarily key person life insurance expense, was $34,434 in First Quarter 1997 as compared to $1,505 in First Quarter 1996, reflecting an increased level of insurance coverage.

         As a result of the factors described above, the Company incurred a net loss of $1,820,004 in First Quarter 1997 as compared to a net loss of $268,153 in First Quarter 1996. This translates to a net loss of $.47 per share in First Quarter 1997 as contrasted to a net loss of $.11 per share in First Quarter 1996. During First Quarter 1997, there were 3,889,950 common shares outstanding on a weighted average basis, as contrasted to 2,498,500 shares issued and outstanding on a weighted average basis for First Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During First Quarter 1997, the Company completed the sale of 1,050 shares of its Series A Preferred Stock, resulting in net proceeds to the Company of approximately $9,400,000. As a result of the Private Placement, stockholders' equity, offset by a net loss of approximately $1,800,000, increased to $19,657,669 from $12,095,711 at March 30, 1996.

         During First Quarter 1997, property and equipment increased to $16,033,080 from $8,437,275 due to the increases related to the CD-ROM facility, which includes equipment financed under capital lease obligations of approximately $3,500,000. Additional proceeds from the exercise of the Company's public warrants were used to increase cash to $11,448,781 from $5,706,822 at March 30, 1996. As a result, the Company's current ratio increased to 3.59:1 from 2.43:1 at March 30, 1996.

         Subsequent to the end of First Quarter 1997, the Company announced it had entered into letters of intent to acquire software replication and CD-ROM manufacturing facilities in California and Minnesota. Management expects to issue a combination of cash and stock to acquire these assets. Completion of both acquisitions is anticipated over the next 60 days. In addition, the Company also recently announced a stock repurchase plan whereby the Company may repurchase up to $3,000,000 of its common stock in open market transactions.

         Management anticipates that its current cash position, together with cash generated from anticipated results of operations and credit and equipment lease facilities will be adequate for at least the next 12 months. The Company routinely explores acquisitions and, although not currently anticipated, the Company may seek additional capital to finance future acquisitions or strategic partnerships.

PART II.  OTHER INFORMATION.


ITEM 1.   LEGAL PROCEEDINGS.

         [Not applicable.]

ITEM 2.   CHANGES IN SECURITIES.

         [Not applicable.]

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         [Not applicable.]

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters have been submitted to a vote of security-holders during the period covered by this report.

ITEM 5.   OTHER INFORMATION.

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 11. Statement regarding computation of per share earnings.

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MULTIMEDIA GROUP, INC.



Date:  August 12, 1996                By: /s/ Paul F. Johnson
                                         ------------------------------
                                         Paul F. Johnson, President and
                                           Chief Executive Officer



Date:  August 12, 1996                By: /s/ Robert E. Lee
                                         -----------------------------
                                         Robert E. Lee, Treasurer and
                                           Chief Financial Officer