Form 10QSB/A
period 1996-06-29
OMNI MULTIMEDIA GROUP INC
filed 1996-08-15
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                  FORM 10-QSB/A

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

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                           June 29,                   March 30,
                                                                             1996                       1996
                                                                         (Unaudited)                 (Audited)
                                                                         -----------                 ---------
Current liabilities
  Accounts payable                                                         1,306,775                 1,775,225
  Line of credit                                                             613,253                 1,068,967
  Current portion of long-term debt
   and capital lease obligations                                           1,832,000                 1,025,600
  Accrued expenses                                                           290,177                   332,561
  Income taxes payable                                                       --                        190,063
                                                                      --------------            --------------

                                                                           4,042,205                 4,392,416
                                                                      --------------            --------------

Long-term debt                                                             3,090,269                 2,207,479
Capital lease obligations                                                  5,147,414                 1,760,919
Deferred tax liability                                                       141,761                   141,761
                                                                      --------------            --------------



Stockholders' Equity

  Preferred Stock; $.01 par value;
     1,000,000 shares authorized; 1,050 Series
     A Preferred shares issued and outstanding                                    11                   --
  Common Stock, $.01 par value;  14,000,000
     shares authorized;  3,889,950 shares issued
     and  outstanding                                                         38,899                    38,899
  Additional paid-in-capital                                              21,017,626                11,635,675
  Retained earnings (accumulated deficit)                                (1,398,867)                   421,137
                                                                       -------------            --------------

                                                                          19,657,669                12,095,711
                                                                        ------------              ------------

                                                                         $32,079,318               $20,598,286
                                                                         ===========               ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                  June 29,                July 1,
                                                                    1996                   1995
                                                               ---------------         -------------
 Net sales
  Cost of goods sold                                              $  2,432,189           $ 2,261,658
     Gross profit (loss)                                             2,911,317             1,759,091
                                                               ---------------         -------------
                                                                     (479,128)               502,567
                                                               ---------------         -------------

Operating expenses
  Selling                                                              640,860               340,882
  General and administrative                                           679,605               402,004
                                                               ---------------         -------------
                                                                     1,320,465               742,886
                                                               ---------------         -------------

Loss from operations                                               (1,799,593)             (240,319)
  Other income                                                          96,143                20,760
                                                               ---------------         -------------
                                                                   (1,703,450)             (219,559)

Other expenses, net
  Interest expense                                                      82,130                46,633
  Other expenses, net                                                   34,424                 1,505
                                                               ---------------         -------------
                                                                       116,554                48,138
                                                               ---------------         -------------

Loss before income taxes                                           (1,820,004)             (267,697)

Income tax provision                                                        --                   456
                                                               ---------------         -------------

Net loss                                                         $(1,820,004)           $  (268,153)
                                                               ===============        ==============

Net loss per share                                               $     (0.47)           $     (0.11)

Weighted average common shares outstanding                          3,889,950              2,498,500











                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                          June 29,             July 1,
                                                                            1996                1995
                                                                       ---------------      -------------
Cash flows from operating activities:
     Net loss                                                             $(1,820,004)        $ (268,153)

Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                              413,310             94,724
    Provision for losses on accounts receivable                                 15,000               --
    Gain on disposal of fixed asset                                              (590)               --
    Decrease in accounts receivable                                             24,212            179,148
    (Increase) decrease in inventories                                          87,359          (734,864)
    Decrease in prepaid expenses
     and other current assets                                                   28,100           197,166
    Increase in refundable income taxes                                       (15,850)              --
    Increase in other assets                                                  (71,663)          (750,401)
    Increase (decrease) in accounts payable                                  (468,450)           103,711
    Decrease in accrued expenses                                              (42,384)           (77,578)
    Decrease in income taxes payable                                         (190,063)              --
                                                                        --------------      -------------

      Net cash used in operating activities                                (2,041,023)        (1,256,247)
                                                                        --------------      -------------


Cash flows from investing activities:
    Expenditures for property and equipment                                (3,806,076)          (241,949)
    Proceeds from sale of fixed assets                                          18,100              --
                                                                        --------------      -------------


      Net cash used in investing activities                                (3,787,976)          (241,949)
                                                                        --------------      -------------

Cash flows from financing activities:
    Repayments on long-term borrowing and capital
     lease obligations                                                      (211,958)            (52,264)
    Repayments on notes payable - redeemable
     Common Stock                                                              --               (346,000)
    Repayments on notes payable - redeemable
     Preferred Stock                                                           --               (298,000)
    Repayment on Interim Financing                                             --               (325,000)
    Proceeds from long term borrowing                                      1,094,500               --
    Repayments on revolving line of credit, net                            (455,714)          (1,176,544)
    Decrease in subscription receivable                                    1,790,374               --
    Proceeds from issuance of Convertible Preferred Stock                  9,381,962               --



                                       -4-




    Proceeds from issuance of Common Stock                                     --               4,072,496
    Increase in due from related parties                                     (7,356)             (12,312)
    Increase in debt issue costs                                            (20,850)               --
                                                                        ------------        -------------
      Net cash provided by  financing activities                          11,570,958            1,862,376
                                                                        ------------        -------------
Increase in cash and cash equivalents                                      5,741,959              364,180
Cash and cash equivalents, beginning of period                             5,706,822              266,674
                                                                        ------------        -------------
Cash and cash equivalents, end of period                                 $11,448,781           $  630,854
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

         This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The following forward-looking statements include certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential investors are urged to carefully consider the risks associated with an investment in the Company's securities.

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

         Other income, primarily interest income from the proceeds of the Company's public warrants exercised at the end of Fiscal 1996 and interest income from the Private Placement completed on May 28, 1996, resulted in other income of $96,143 in First Quarter 1997, as contrasted to other income of $20,760 in First Quarter 1996. Interest expense for First Quarter 1997 increased to $82,130, from $46,633 in First Quarter 1996 due to an increased level of debt and capital lease obligations. Other expense, primarily key person life insurance expense, was $34,434 in First Quarter 1997 as compared to $1,505 in First Quarter 1996, reflecting an increased level of insurance coverage.

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