Form 10QSB
period 1996-09-28
OMNI MULTIMEDIA GROUP INC
filed 1996-11-18
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 28, 1996
                         Commission file number 1-13656



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


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  [X]       No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Number of Shares Outstanding
         -----                                        as of November 15, 1996
                                                    ----------------------------

Common Stock, $.01 par value                               5,889,498  shares
Series A Preferred Stock, $.01 par value                         591  shares




                           OMNI MULTIMEDIA GROUP, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION.
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS                                                                         PAGE
                                                                                                       ----
Condensed Consolidated Balance Sheet -
  as of March 30, 1996 (Audited) and September 28, 1996 (Unaudited)..................................   1

Condensed Consolidated Statements of Operations (Unaudited)
  for the three months ended September 30, 1995 and September 28, 1996...............................   3

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the six months ended September 30, 1995 and September 28, 1996.................................   4

Notes to Condensed Consolidated Financial Statements.................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................................   6

PART II.   OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS..........................................................................   8

ITEM 2.   CHANGES IN SECURITIES......................................................................   8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................................................   8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........................................   9

ITEM 5.   OTHER INFORMATION..........................................................................   9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................................   9

SIGNATURES...........................................................................................  10





                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                      ASSETS
                                                      ------

                                                                       September 28,          March 30,
                                                                             1996               1996
                                                                        (Unaudited)           (Audited)
                                                                        -----------           ---------
Current Assets
   Cash and cash equivalents                                               $9,208,351       $  5,706,822
   Accounts receivable, net of
     allowance for doubtful accounts
     of $85,000 at September 28, 1996 and
     $25,000 at March  30, 1996                                             1,514,187          1,306,212
   Stock Subscription                                                             --           1,790,374
   Inventories                                                              1,035,695            966,665
   Prepaid expenses and other
     current assets                                                           760,926            812,103
   Refundable income taxes                                                     15,850                --
   Deferred tax assets, net                                                   101,844            101,844
                                                                          -----------        -----------
                                                                           12,636,853         10,684,020
                                                                          -----------        -----------

Property and equipment, net                                                18,320,398          8,427,275
Due from related parties                                                      542,980            532,761
Other assets, net                                                           1,068,803            954,230
                                                                          -----------        -----------
                                                                          $32,569,034        $20,598,286
                                                                          ===========        ===========





                                    The accompanying notes are an integral part of these consolidated financial statements.

                                       -1-





                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                      September 28,              March 30,
                                                                            1996                       1996
                                                                      (Unaudited)                   (Audited)
                                                                      -----------                   ---------
Current liabilities
  Accounts payable                                                        $1,287,552                $1,775,225
  Line of credit                                                           1,150,057                 1,068,967
  Current portion of long-term debt
    and capital lease obligations                                          2,081,000                 1,025,600
  Accrued expenses                                                           348,805                   332,561
  Income taxes payable                                                           --                    190,063
                                                                         -----------               -----------
                                                                           4,867,414                 4,392,416
                                                                         -----------               -----------

Long-term debt                                                             3,768,784                 2,207,479
Capital lease obligations                                                  6,987,378                 1,760,919
Deferred tax liability                                                       141,761                   141,761
                                                                        ------------               -----------

Stockholders' Equity

  Convertible Preferred Stock; $.01 par value;
     1,000,000 shares authorized; 856 Series
     A shares issued and outstanding                                               9                   --
  Common Stock, $.01 par value; 14,000,000
     shares authorized; 4,433,449 and 3,889,950 shares issued
     and outstanding at September 28, 1996 and
     March 30, 1996, respectively                                            38, 901                    38,899
  Additional paid-in-capital                                              20,988,646                11,635,675
  Retained earnings (accumulated deficit)                                (4,223,859)                   421,137
                                                                         -----------               -----------

                                                                          16,803,697                12,095,711
                                                                         -----------               -----------

                                                                         $32,569,034               $20,598,286
                                                                         ===========               ===========


                                    The accompanying notes are an integral part of these consolidated financial statements.

                                                      -2-



                                                       OMNI MULTIMEDIA GROUP, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)

                                                     Three Months Ended                                  Six Months Ended
                                              September 28,         September 30,              September 28,           September 30,
                                                    1996                1995                        1996                   1995
                                            -------------------- -----------------          ------------------       --------------
 Net sales                                  $       2,183,289        $ 5,450,120            $     4,615,478          $   7,711,778
  Cost of goods sold                                2,959,807          4,024,578                  5,871,124              5,783,669
                                              ---------------       ------------             --------------           ------------
     Gross profit (loss)                            (776,518)          1,425,542                (1,255,646)              1,928,109
                                             ----------------       ------------              -------------           ------------

Operating expenses
  Selling                                             974,773            630,727                  1,615,633                971,609
  General and administrative                          842,992            451,241                  1,522,597                853,245
                                            -----------------      -------------             --------------          -------------
                                                    1,817,765          1,081,968                  3,138,230              1,824,854
                                            ---------------         ------------             --------------           ------------

Income (loss) from operations                     (2,594,283)            343,574                (4,393,876)                103,255
  Other income                                       147,223              17,890                   243,366                  38,390
                                            -----------------     --------------            ---------------         --------------
                                                 ( 2,447,060)            361,464                (4,150,510)                141,645
                                              ---------------      --------------             -------------          -------------

Other expenses
  Interest expense                                    343,583             45,236                    425,713                 91,869
  Other expenses                                       34,350             -                          68,774                  1,245
                                            -------------------------------------           ----------------       ---------------
                                                      377,933             45,236                    494,487                 93,114
                                            ----------------      ---------------           ---------------         --------------

Income (loss) before income taxes                 (2,824,993)            316,228                 (4,644,997)                48,531

Income tax provision                                   -                  23,544                      -                     24,000
                                            ---------------------- ---------------          --------------------    --------------

Net income (loss)                               $ (2,824,993)       $    292,684               $ (4,644,997)       $        24,531
                                                ============        =============              ============        ===============

Primary net income (loss) per share             $      (0.70)       $       0.10               $      (1.17)       $          0.01

Primary weighted average common
   shares outstanding                              4,033,232           2,943,050                  3,961,591              2,864,192

Fully diluted net income (loss)
   per share                                    $      (0.64)       $       0.10               $      (1.05)       $          0.01

Fully diluted weighted average
     (common shares outstanding)                    4,433,449          2,987,980                  4,433,449              2,987,980

                                               The  accompanying  notes  are  an integral part of these
                                                       consolidated financial statements.

                                       -3-






                                            OMNI MULTIMEDIA GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                Six Months Ended
                                                                       September 28,              September 30,
                                                                               1996                      1995
                                                                       ------------------        ------------
Cash flows from operating activities:
     Net income (loss)                                                   $ (4,644,997)             $    24,531

Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating activities:
     Depreciation and amortization                                          1,010,186                  225,541
      Provision for losses on accounts receivable                             219,468                     --
      (Gain) loss on disposal of fixed asset                                     (590)                  26,265
     Increase in accounts receivable                                         (427,443)              (1,960,122)
     Increase in inventories                                                  (69,030)              (1,366,287)
      Decrease in prepaid expenses
        and other current assets                                               51,177                  176,084
      Increase in refundable income taxes                                     (15,850)                    --
     Increase in other assets                                                (112,517)                (800,761)
     Increase (decrease) in accounts payable                                 (487,673)               1,658,997
     Decrease in accrued expenses                                              16,244                   31,059
     Decrease in income taxes payable                                        (190,063)                    --
                                                                         ------------             ------------
         Net cash used in operating activities                             (4,651,088)              (1,984,693)
                                                                         ------------             ------------

Cash flows from investing activities:
     Expenditures for property and equipment                               (4,246,004)                (697,899)
     Proceeds from sale of fixed assets                                        18,100                      --
                                                                         ------------             ------------
         Net cash used in investing activities                             (4,227,904)                (697,899)
                                                                         ------------             ------------

Cash flows from financing activities:
     Repayments on long-term borrowing and capital
        lease obligations                                                    (706,387)                (117,035)
     Repayments on notes payable - redeemable
        Common Stock                                                          --                      (346,000)
     Repayments on notes payable - redeemable
        Preferred Stock                                                       --                      (298,000)
     Repayment on Interim Financing                                           --                      (325,000)
     Proceeds from long term borrowing                                      1,952,900                   38,950
     Net advances (repayments) on revolving line of credit                     81,090                  173,456
     Repayments on loans from stockholders                                    --                       (25,000)
     Decrease in stock subscription receivable                              1,790,374                     --
     Proceeds from issuance of Preferred Stock                              9,352,982                     --
     Proceeds from issuance of Common Stock                                   --                     4,072,496
     Increase in due from related parties                                     (10,219)                 (19,712)
     Increase in debt issue costs                                             (80,219)                    --
                                                                         ------------             ------------


                                                      -4-





         Net cash provided by financing activities                         12,380,521                3,154,155
                                                                         ------------             ------------
Increase in cash and cash equivalents                                       3,501,529                  471,563
Cash and cash equivalents, beginning of period                              5,706,822                  266,674
                                                                         ------------             ------------
Cash and cash equivalents, end of period                                 $  9,208,351             $    738,237
                                                                         ============             ============





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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1997.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 28, 1996 ("SECOND QUARTER 1997") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 ("SECOND QUARTER 1996")

         Net sales decreased to $2,183,289 for Second Quarter 1997, a decrease of 60% over net sales of $5,450,120 in Second Quarter 1996. This decrease was primarily due to the faster than expected decline in demand for software duplication services for 31/2" diskettes, which the Company believes to be industry-wide. This decline was combined with the start-up phase of the Company's CD-ROM manufacturing facility, during which the Company deferred accepting orders until the new facility was fully operational, which occurred at the very end of the first fiscal quarter. This facility is now fully operational, with several CD-ROM manufacturing lines running. The Company expects revenues from its CD-ROM manufacturing operations to increase during the current quarter and expects continued increased production from the facility over time. Management estimates that this facility as currently configured can produce approximately $35 to $40 million in annual revenues from the manufacture of CD-ROM titles. In addition, the facility has room for additional capacity and management expects to add additional capacity over time on an as-needed basis.

         In addition, during Second Quarter 1997, the Company delayed its planned promotion of its 4CD's electronic catalog, which had appeared on the Internet on a trial basis, while the Company added five language capabilities for instructions appearing on the home page. The Company anticipates that adding language capability for product descriptions will be commenced in the near future. The Company is actively soliciting orders on the Internet. Initial sales are modest, and the Company expects sales in this sector to increase in the next quarter.

         Selling expenses in Second Quarter 1997 were $974,773, a 55% increase over operating expenses of $630,727 in Second Quarter 1996. This increase was due to costs associated with the costs of hiring sales staff to run the new CD-ROM manufacturing facility.

         General and administrative expenses were $842,992 in Second Quarter 1997, an increase of 87% over general and administrative expenses of $451,241 in Second Quarter 1996. This increase was due primarily to increases in administrative staffing, principally MIS, and SIMIX manufacturing systems, as well as increased travel, consulting, public relations and professional fees.

         As a result of decreases in net sales and increases in manufacturing operations, and increased sales, general and administrative expenses, the Company incurred a loss from operations of $2,594,283 in Second Quarter 1997, as contrasted to income from operations of $343,574 in Second Quarter 1996.

         As a result of the factors described above, the Company incurred a net loss of $2,824,993 in Second Quarter 1997 as compared to a net income of $292,684 in Second Quarter 1996. This translates to a net loss of $0.70 and $0.64 per share for primary and fully diluted earnings per share, respectively, in Second Quarter 1997 as contrasted to a net profit of $.10 per share in Second Quarter 1996. During Second Quarter 1997, there were 4,033,232 and 4,433,449 common shares outstanding on a weighted average basis for primary and fully diluted earnings per share, respectively, as contrasted to 2,943,050 shares issued and outstanding on a weighted average basis for Second Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES


         During Second Quarter 1997, the Company was in the process of acquiring through a wholly owned subsidiary, of substantially all of the assets of Allenbach Industries, Inc. ("Allenbach"), a software replication and CD-ROM manufacturing facility in California and Minnesota. The Company also announced it had entered into a letter of intent to acquire another company. Management used and expects to issue a combination of cash and stock to acquire these assets. Completion of the second acquisition is anticipated over the next 30 days.

         Management anticipates that its current cash position, together with cash generated from anticipated results of operations and credit and equipment lease facilities will be adequate for at least the next 12 months. The Company routinely explores acquisitions and, although not currently anticipated, the Company may seek additional capital to finance future acquisitions, strategic partnerships, or to provide additional working capital.

         At September 28, 1996, the Company had cash and cash equivalents of $9,208,351. Cash used in operating activities for the six months ended September 28, 1996 was ($4,651,088), compared to cash used in operating activities for the six months ended September 30, 1995 of $(1,984,693), primarily reflecting the net loss for the period. Cash used in investing activities included ($4, 246,004) of expenditures for property and equipment in connection with the start-up of the Company's CD-ROM manufacturing facility. Cash provided by financing activities was $12,380,521 during Second Quarter 1997, reflecting principally the proceeds from the issuance of the Company's Series A Preferred Stock in May 1996.

GENERAL

PART II.  OTHER INFORMATION.


ITEM 1.   LEGAL PROCEEDINGS.

         [Not applicable.]

ITEM 2.   CHANGES IN SECURITIES.

         [Not applicable.]

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         [Not applicable.]

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         At the Company's Annual Meeting of Stockholders held on September 26, 1996, the Company's stockholders approved the election of Paul F. Johnson by vote of 3,095,814 for and 324,390 withheld; for Robert E. Lee by vote of 2,007,495 for and 1,314,712 withheld; Richard A. Pilotte by vote of 2,996,815 for and 324,751 withheld; Ronald F. Ladner by vote of 2,997,456 for and 324,751 withheld and Richard L. Wise by vote of 2,003,937 for and 1,318,830 withheld, as members of the Board of Directors. The Company's stockholders also ratified the selection of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending March 29, 1997 by the following vote: 3,033,804 shares in favor and 8,687 shares against. The Company's stockholders approved an amendment to the Company's 1994 Stock Option Plan (the "Plan") to increase from 270,000 to 2,000,000 the aggregate number of shares of Common Stock of the Company reserved for issuance under the Plan by a vote of 1,408,830 shares in favor, 1,475,809 shares against and 8,475 shares abstaining. Finally, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase from 14,000,000 to 19,000,000 the aggregate number of authorized shares of Common Stock of the Company by a vote of 1,891,620 shares in favor, 1,427,510 shares against and 4,077 shares abstaining.

ITEM 5.   OTHER INFORMATION.

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit 10u. Employment Agreements between Paul F. Johnson, Robert E. Lee, Richard A. Pilotte, and the Company.

                  Exhibit 11. Statement regarding computation of per share earnings.

                  Exhibit 27.   Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on October 18, 1996 reporting the acquisition on October 4, 1996 of substantially all of the assets of Allenbach, Inc., by a wholly-owned subsidiary of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OMNI MULTIMEDIA GROUP, INC.



Date: November 18, 1996                   By: /s/ Paul F. Johnson
      ------------------------                -------------------------------
                                               Paul F. Johnson, President and
                                               Chief Executive Officer



Date: November 18, 1996                    By: /s/ Robert E. Lee
      -----------------------                  ------------------------------
                                               Robert E. Lee, Treasurer and
                                               Chief Financial Officer