Form 10QSB/A
period 1996-09-28
OMNI MULTIMEDIA GROUP INC
filed 1996-11-26
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


         At the Company's Annual Meeting of Stockholders held on September 26, 1996, the Company's stockholders approved the election of Paul F. Johnson by vote of 3,095,814 for and 324,390 withheld; for Robert E. Lee by vote of 2,007,495 for and 1,314,712 withheld; Richard A. Pilotte by vote of 2,996,815 for and 324,751 withheld; Ronald F. Ladner by vote of 2,997,456 for and 324,751 withheld and Richard L. Wise by vote of 2,003,937 for and 1,318,830 withheld, as members of the Board of Directors. The Company's stockholders also ratified the selection of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending March 29, 1997 by the following vote: 3,033,804 shares in favor and 8,687 shares against. The Company's stockholders failed to approve an amendment to the Company's 1994 Stock Option Plan (the "Plan") to increase from 270,000 to 2,000,000 the aggregate number of shares of Common Stock of the
Company reserved for issuance under the Plan by a vote of 1,475,809 shares against, 1,408,830 shares in favor and 8,475 shares abstaining. Finally, the Company's stockholders failed to approve an amendment to the Company's Certificate of Incorporation which required approval by two-thirds of the shares voting, to increase from 14,000,000 to 19,000,000 the aggregate number of authorized shares of Common Stock of the Company by a vote of 1,891,620 shares in favor, 1,427,510 shares against and 4,077 shares abstaining.


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



Date: November 26, 1996                   By: /s/ Paul F. Johnson
      ------------------------                -------------------------------
                                               Paul F. Johnson, President and
                                               Chief Executive Officer



Date: November 26, 1996                    By: /s/ Robert E. Lee
      -----------------------                  ------------------------------
                                               Robert E. Lee, Treasurer and
                                               Chief Financial Officer