Form 10QSB/A
period 1996-06-29
OMNI MULTIMEDIA GROUP INC
filed 1996-12-06
CIK 933586

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

                                      OMNI MULTIMEDIA GROUP, INC.



Date:  December 6, 1996               By: /s/ Paul F. Johnson
                                         ------------------------------
                                         Paul F. Johnson, President and
                                           Chief Executive Officer



Date:  December 6, 1996               By: /s/ Robert E. Lee
                                         -----------------------------
                                         Robert E. Lee, Treasurer and
                                           Chief Financial Officer