Form 10QSB
period 1996-12-28
OMNI MULTIMEDIA GROUP INC
filed 1997-02-18
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 28, 1996
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


         Class                                      Number of Shares Outstanding
                                                      as of February 13, 1997

Common Stock, $.01 par value                                 9,511,623








                           OMNI MULTIMEDIA GROUP, INC.

                                      INDEX


Part I.   Financial Information.

Item 1.   Financial Statements                                              Page


Condensed Consolidated Balance Sheet -
  as of March 30, 1996 (Audited) and December 28, 1996 (Unaudite.......        2

Condensed  Consolidated  Statements of Operations  (Unaudited)
for the three and  nine month periods ended December 28, 1996
  and December 30, 1995................................................        4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the nine months ended December 28, 1996 and December 30, 1995....        5

Notes to Condensed Consolidated Financial Statements...................        6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............        7

Part II.  Other Information.

Item 1.   Legal Proceedings............................................       10

Item 2.   Changes in Securities........................................       10

Item 3.   Defaults Upon Senior Securities..............................       10

Item 4.   Submission of Matters to a Vote of Security-Holders..........       10

Item 5.   Other Information............................................       10

Item 6.   Exhibits and Reports on Form 8-K.............................       10

Signatures.............................................................       11
----------








                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                  December 28,               March 30,
                                                                     1996                     1996
                                                                  (Unaudited)                (Audited)

Current Assets
  Cash and cash equivalents                                        $5,209,426             $  5,706,822
  Accounts receivable, net of
     allowance for doubtful accounts
     of $250,000 at December 28, 1996
     and $25,000 at March  30, 1996                                 3,131,729                1,306,212
  Stock Subscriptions                                                      --                1,790,374
  Inventories                                                       1,299,909                  966,665
  Prepaid expenses and other
      current assets                                                  841,545                  812,103
Deferred tax assets, net                                              101,844                  101,844
                                                                -------------            -------------
                                                                   10,584,453               10,684,020
                                                                -------------            -------------

Property and equipment, net                                        20,966,263                8,427,275
Due from related parties                                              661,872                  532,761
Other assets, net                                                   1,450,821                  954,230
                                                               --------------           --------------
                                                                 $ 33,663,409              $20,598,286
                                                                 ============              ===========











                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 28,                 March 30,
                                                                      1996                       1996
                                                                  (Unaudited)                  (Audited)
Current liabilities
   Accounts payable                                               $ 2,005,637                $ 1,775,225
   Line of credit                                                   1,806,315                  1,068,967
Current portion of long-term debt
   and capital lease obligations                                    2,888,000                  1,025,600
Accrued expenses                                                      925,212                    332,561
Income taxes payable                                                       --                    190,063
                                                            ------------------           ---------------
                                                                     7,625,164                 4,392,416
                                                                  ------------            --------------


Long-term debt                                                       4,377,142                 2,207,479
Capital lease obligations                                            8,665,123                 1,760,919
Deferred tax liability                                                 141,761                   141,761
                                                               ---------------           ---------------
                                                                    13,184,026                 4,110,159

Stockholders' Equity

Convertible Preferred stock; $.01 par value;
 1,000,000 shares authorized;  14 Series A shares
 issued and outstanding
Common Stock; $.01 par value; 14,000,000 shares                           1                           --
 authorized; 9,444,476 shares issued and outstanding
 at December 28, 1996                                                   38,909                    38,899
Additional paid-in-capital                                          21,238,646                11,635,675
Retained earnings (accumulated deficit)                             (7,689,181)                  421,137
                                                                 -------------           ---------------
                                                                    13,588,375                12,095,711
Less cost of treasury stock                                           (634,156)                       --
                                                                 --------------        -----------------
                                                                    12,854,219                12,095,711

                                                                  $ 33,663,409              $ 20,598,286
                                                                  ============              ============




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended                       Nine Months Ended
                                                  December 28,        December 30,        December 28,        December 30,
                                                      1996                1995                1996                1995
                                                     ------              ------              ------              -----
Net sales                                        $   4,009,797        $  7,409,591       $   8,625,275         $15,121,368
Cost of goods sold                                   4,402,877           5,545,520          10,274,001          11,329,189
                                                --------------       -------------       -------------         -----------
   Gross profit                                (      393,080)           1,864,071       (  1,648,726)           3,792,179
                                               ---------------       -------------       -------------        ------------
Operating expenses
   Selling                                           1,371,084             532,370           2,986,717           1,503,979
   General and administrative                        1,288,368             530,574           2,810,965           1,383,819
                                               ---------------      --------------      --------------        ------------
                                                     2,659,452           1,062,943           5,797,682           2,887,798
                                               ---------------       -------------      --------------

Income (loss) from operations                   (   3,052,532)             801,128      (   7,446,408)             904,383
   Other income                                        260,585              26,555             503,951              64,945
                                              ----------------     ---------------     ---------------      --------------
                                                (   2,791,947)             827,683           6,942,457             969,328
Other expenses
   Interest expense                                    439,024              84,438             864,737             176,307
   Write-off of deferred finance costs                      --              91,777                  --              91,777
   Other expenses                                      234,350               1,200             303,124               2,445
                                              ----------------    ----------------     ---------------     ---------------
                                                       673,374             177,415           1,167,861             270,529
                                               ---------------      --------------      --------------       -------------
Income (loss) before income taxes               (   3,465,321)             650,268      (   8,110,318)             698,799
Income tax provision                                         --            266,000                   --            290,000
                                           --------------------     -------------- --------------------      -------------
Net income (loss)                                $ (3,465,321)       $     384,268       $ (8,110,318)        $    408,799
                                                 =============       =============       =============        ============
Primary net income (loss) per share              $      (0.44)       $        0.13       $      (1.55)        $       0.15

Primary weighted average common shares
   outstanding                                       7,815,740           2,957,206          5,246,307            2,756,974

Fully diluted net income (loss) per
   share                                         $      (0.37)       $        0.13       $      (0.95)        $       0.15

Fully weighted average Common shares
   outstanding                                       9,444,476           2,957,206          8,498,149            2,756,974



                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                 December 28,           December 30,
                                                                                     1996                  1995
                                                                                    ------                 -----
Cash flows from operating activities:
 Net income (loss)                                                              $ (8,110,318)       $     408,799
Adjustments to reconcile net income (loss) to net cash used by operating activities:
 Depreciation and amortization                                                     1,784,306              398,178
 Warrants issued in connection with stock restructuring                              200,000                   --
 Write off of deferred finance costs                                                      --               91,777
 Provision for losses on accounts receivable                                         345,183               21,570
 Gain on disposal of fixed asset                                                        (590)              26,265
 Increase in accounts receivable                                                    (743,204)          (3,154,919)
 Increase in inventories                                                             (95,851)            (522,144)
 (Increase) decrease in prepaid expenses and other current assets                     30,922             (450,451)
 Increase in refundable income taxes                                                      --                   --
 Increase in deferred income taxes                                                        --               39,000
 Increase in other assets                                                            (386,208)           (339,109)
 Increase (decrease) in accounts payable                                             (396,807)          1,290,366
 Increase (decrease) in accrued expenses                                              (50,757)             50,511
 Increase (decrease) in income taxes payable                                         (190,063)            254,107
                                                                                   -------------       -------------
  Net cash (used in) by operating activities                                       (7,613,387)         (1,886,020)

Cash flows from investing activities:
 Expenditures for property and equipment                                           (4,646,203)         (1,470,973)
                                                                                                       -----------
 Proceeds from sale of fixed assets                                                 18,100                     --
 Purchase of A.I. Acquisition, net of cash acquired                                125,971                     --
                                                                                   --------------    --------------
   Net cash used in investing activities                                      (4,502,132)              (1,470,973)

Cash flows from financing activities:
 Repayments on long-term borrowing and capital lease obligations                (1,494,968)              (738,264)
 Repayments on notes payable - redeemable Common Stock                                  --               (346,000)
 Repayments on notes payable - redeemable Preferred Stock                               --               (307,000)
 Repayments on Interim financing                                                        --               (325,000)
 Proceeds from long term borrowing                                               3,342,900                579,138
 Advances (Repayments) on revolving line of credit, net                           (464,217)               565,384
 Decrease in subscription receivable                                             1,790,374                     --
 Proceeds from issuance of Preferred Stock                                       9,352,982                     --
 Purchase of treasury stock                                                       (684,156)                    --
 Repayments on loans from stockholders                                                  --                (25,000)
 Proceeds from issuance of Common Stock                                                 --              4,081,496
 Increase in due from related parties                                             (129,111)               (27,314)
 Increase in debt issue costs                                                      (95,681)                    --
                                                                                -----------------  -------------------
  Net cash provided by financing activities                                     11,618,123              3,457,440
 Increase in cash and cash equivalents                                             497,346                100,447
 Cash and cash equivalents, beginning of period                                  5,706,822                266,674
                                                                                --------------            -------
Cash and cash equivalents, end of period                                    $    5,209,426           $    367,121
                                                                                ==============        ============

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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three and nine month period ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending ________________, 1997.

         For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 30, 1996, filed with the Securities and Exchange Commission in accordance with Rule 15(d)-2 of the Exchange Act of 1934.

         Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Note 2.
                                                  Nine Months Ended
                                       December 28,          December 30
                                           1996                 1995
                                     ----------------        -----------

Net Sales                              $ 15,090,629        $  27,624,318
Cost of goods sold                       15,610,303           22,252,310
                                       -------------        -------------
   Gross profit                           (519,674)            5,372,008

Operating expenses:
   Selling                                3,993,339            2,574,302
   General and administration             3,865,550            2,899,320
                                      --------------         ------------
                                          7,858,889            5,473,622
                                      --------------         ------------
Income (loss) from operations            (8,378,563)            (101,614)

Other income                                536,889              102,230

Other expenses
   Interest expense                         987,871              369,448
   Other expenses                           328,142              103,793
                                      ---------------        ------------
                                          1,316,013              473,241
                                      ---------------        ------------
Loss before income taxes                 (9,157,687)            (472,625)

Income tax                                      -                290,000

                                      ---------------        ------------
Net loss                              $  (9,157,687)         $  (792,625)
                                      ---------------        ------------

Item Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) appearing elsewhere in this Prospectus.

Results of Operations

Three Months Ended December 28, 1996 Compared to the Three Months Ended December 30, 1995.

Nine Months Ended December 28, 1996 Compared to the Nine Months Ended December 30, 1995.


Liquidity and Capital Resources








Inflation









Potential Quarterly Fluctuations and Seasonality of Business

         Three Months Ended December 28, 1996 ("Third Quarter 1997") compared to the Three Months Ended December 30, 1995 ("Third Quarter 1996").

         Net sales decreased to $4,009,797 for Third Quarter 1997, a decrease of 46% over net sales of $7,409,591 in Third Quarter 1996. This decrease was primarily due to the faster than expected decline in demand for software duplication services for 3 1/2" diskettes, which the Company believes to be industry-wide. This decline was combined with the start-up phase of the Company's CD-ROM manufacturing facility, which did not become fully operational until the end of the second fiscal quarter.

         In addition, revenues from the Company's CD-ROM manufacturing operations and 4 CD's electronic catalog have not increased as originally forecast. The Company anticipates that the expansion of its sales force will result in increased sales over the next fiscal quarters.

         Selling expenses in Third Quarter 1997 were $1,371,084, a 157% increase over selling expenses of $532,370 in Third Quarter 1996. This increase was primarily due to increased advertising costs, the cost of hiring sales staff for the sale of CD-ROM products from the new Massachusetts CD-ROM manufacturing facility and increased payroll associated with the operation of the Company's sales organization in California, which it acquired during the second quarter.

         General and administrative expenses were $1,288,368 in Third Quarter 1997, a 143% increase over general and administrative expenses of $530,573 in Third Quarter 1996. This increase was primarily due to increases in administrative staffing associated with the California facility, MIS and SIMIX manufacturing systems, and the greater cost of operating two facilities, as well as increased travel, consulting, public relations and professional fees.

         During Third Quarter 1997, the Company incurred a one-time charge of $200,000 in connection with the restructuring of its Series A Convertible
Preferred Stock (the "Preferred Stock"). This amount represents a $50,000 consulting fee, an expense associated with the issuance of





                                       8




warrants for financial consulting services. During Third Quarter 1997, the Company and a private investor group either purchased and converted or redeemed approximately $9,352,982 of the Company's Preferred Stock. Of the 1,050 shares of Preferred Stock issued in May 1996, only 14 shares remain issued and outstanding.

         As a result of decreases in net selling and increased sales, general and administrative expenses, the Company incurred a loss from operations of $3,465,321 in Third Quarter 1997, as contrasted to income from operations of $650,268 in Third Quarter 1996.

         As a result of the factors described above, the Company incurred a net loss $3,465,321 in Third Quarter 1997 as compared to a net income of $34,268 in Third Quarter 1996. This translates to a net loss of $ 0.44 and $ 0.37for primary and fully diluted earnings per share, respectively, in Third Quarter 1997 as contrasted to a net profit of $0.13 per share in Third Quarter 1996. During Third Quarter 1997, there were 7,815,740 common shares outstanding on a weighted average basis for primary and fully diluted earnings per share, respectively, as contrasted to 2,957,206 shares issued and outstanding on a weighted average basis for Third Quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
         Management anticipates that its current cash position, together with cash generated from anticipated results of operations and credit and equipment lease facilities will be adequate for at least the next 12 months. The Company routinely explores acquisitions and, although not currently anticipated, the Company may seek additional capital to finance future acquisitions, strategic partnerships, or to provide additional working capital. Should results of operations not be as anticipated, the Company may be required to seek additional financing which may not be available on terms favorable to the Company, if at all.

         At December 28, 1996, the Company had cash and cash equivalents of $5,209,426. Cash used in operating activities for the nine months ended December 28, 1996 was $7,613,387, compared to cash used in operating activities for the nine months ended December 30, 1995 of $1,886,020, primarily reflecting the net loss for the period. Cash used in investing activities included $(4,646,203) of expenditures for property and equipment in connection with the start-up of the




                                       8




Company's CD-ROM manufacturing facility. Cash provided by financing activities was $11,618,123 during the nine months ended December 28, 1996, reflecting principally the proceeds from the issuance of the Company's Series A Preferred Stock in May 1996.





                                       9






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

              Exhibit 27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company filed an amendment to a Current Report on Form 8-K/A to include the audited financial statements of Allenbach Industries, Inc. for the fiscal years ended December 31, 1994 and 1995 and the audited pro-forma condensed combined financial statements of the Registrant.





                                       -10-





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OMNI MULTIMEDIA GROUP, INC.



Date:  February 18, 1997                                 By: /s/ Paul F. Johnson
                                                            --------------------
                                                  Paul F. Johnson, President and
                                                         Chief Executive Officer



Date:  February 18, 1997                                   By: /s/ Robert E. Lee
                                                              ------------------
                                                    Robert E. Lee, Treasurer and
                                                         Chief Financial Officer


                                       -11-





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMNI MULTIMEDIA GROUP, INC.



Date:  February 18, 1997                      By:
                                                   -----------------------------
                                                  Paul F. Johnson, President and
                                                         Chief Executive Officer



Date:  February 18, 1997                      By:
                                                    Robert E. Lee, Treasurer and
                                                         Chief Financial Officer







                           OMNI MULTIMEDIA GROUP, INC.

                        COMPUTATION OF NET LOSS PER SHARE




                                     Three Months Ended                         Nine Months Ended
                              December 28,          December 30,         December 28,         December 30,
                                  1996                  1995                 1996                 1995
                                 ------                ------               ------               -----
Net income(loss)             $ (3,465,321)        $   384,268           $  8,110,318          $   408,799
Primary weighted common
   shares outstanding:
       Common Stock             7,815,740           2,751,500              5,246,307            2,667,167
       Stock options              -- (1)               64,651                 -- (1)               49,905
       Stock warrants             -- (1)              141,055                 -- (1)               39,902
                              -----------         -----------          --------------
Weighted average shares         7,815,740           2,957,206              5,246,307            2,756,974
                              ===========         ===========          ==============        ============
Net income per share              ($ 0.44)               0.13               ($ 1.55)            $    0.15
                              ===========         ===========          ==============        ============

Fully diluted weighted
common shares outstanding:

       Common Stock             7,815,740           2,751,500              5,246.307            2,667,167
       Stock Options               --(1)               64,651                  --(1)               49,905
       Stock Warrants              --(1)              141,055                  --(1)               39,902
       Shares attributable
          to Preferred Stock
          converted using the
          if converted method

Fully diluted weighted          1,628,736                 --               3,251,842                  --
                             ------------        ------------           -------------         ------------
     average shares             9,444,476           2,957,206              8,498,149            2,756,974
                             ============        ============           =============         ============
Fully diluted net income
     (loss per share)             ($ 0.37)             $ 0.13                ($ 0.95)              $ 0.15

