Form 10QSB/A
period 1996-12-28
OMNI MULTIMEDIA GROUP INC
filed 1997-02-25
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                       to

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








                           OMNI MULTIMEDIA GROUP, INC.

                                      INDEX


Part I.   Financial Information.

Item 1.   Financial Statements                                              Page


Condensed Consolidated Balance Sheet -
  as of March 30, 1996 (Audited) and December 28, 1996 (Unaudited).....        2

Condensed  Consolidated  Statements of Operations  (Unaudited)
for the three and  nine month periods ended December 28, 1996
  and December 30, 1995................................................        4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the nine months ended December 28, 1996 and December 30, 1995....        5

Notes to Condensed Consolidated Financial Statements...................        6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............        7

Part II.  Other Information.

Item 1.   Legal Proceedings............................................       10

Item 2.   Changes in Securities........................................       10

Item 3.   Defaults Upon Senior Securities..............................       10

Item 4.   Submission of Matters to a Vote of Security-Holders..........       10

Item 5.   Other Information............................................       10

Item 6.   Exhibits and Reports on Form 8-K.............................       10

Signatures.............................................................       11
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

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 28,                 March 30,
                                                                      1996                       1996
                                                                  (Unaudited)                  (Audited)
Current liabilities
   Accounts payable                                               $ 2,005,637                $ 1,775,225
   Line of credit                                                   1,806,315                  1,068,967
Current portion of long-term debt
   and capital lease obligations                                    2,888,000                  1,025,600
Accrued expenses                                                      925,212                    332,561
Income taxes payable                                                       --                    190,063
                                                            ------------------           ---------------
                                                                     7,625,164                 4,392,416
                                                                  ------------            --------------


Long-term debt                                                       4,377,142                 2,207,479
Capital lease obligations                                            8,665,123                 1,760,919
Deferred tax liability                                                 141,761                   141,761
                                                               ---------------           ---------------
                                                                    13,184,026                 4,110,159
                                                                    ----------                 ---------

Stockholders' Equity

Convertible Preferred stock; $.01 par value;
 1,000,000 shares authorized;  14 Series A shares
 issued and outstanding                                                      1                        --
Common Stock; $.01 par value; 14,000,000 shares
 authorized; 9,444,476 shares issued and outstanding
 at December 28, 1996                                                   38,909                    38,899
Additional paid-in-capital                                          21,238,646                11,635,675
Retained earnings (accumulated deficit)                             (7,689,181)                  421,137
                                                                 -------------           ---------------
                                                                    13,488,375                12,095,711
Less cost of treasury stock                                           (634,156)                       --
                                                                 --------------        -----------------
                                                                    12,854,219                12,095,711
                                                                    ----------                ----------

                                                                  $ 33,663,409              $ 20,598,286
                                                                  ============              ============




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended                       Nine Months Ended
                                                  December 28,        December 30,        December 28,        December 30,
                                                      1996                1995                1996                1995
                                                     ------              ------              ------              -----
Net sales                                        $   4,009,797        $  7,409,591       $   8,625,275         $15,121,368
Cost of goods sold                                   4,402,877           5,545,520          10,274,001          11,329,189
                                                --------------       -------------       -------------         -----------
   Gross profit(loss)                           (      393,080)           1,864,071       (  1,648,726)           3,792,179
                                               ---------------       -------------       -------------        ------------
Operating expenses
   Selling                                           1,371,084             532,370           2,986,717           1,503,979
   General and administrative                        1,288,368             530,573           2,810,965           1,383,819
                                               ---------------      --------------      --------------        ------------
                                                     2,659,452           1,062,943           5,797,682           2,887,798
                                               ---------------       -------------      --------------

Income (loss) from operations                   (   3,052,532)             801,128      (   7,446,408)             904,383
   Other income                                        260,585              26,555             503,951              64,945
                                              ----------------     ---------------     ---------------      --------------
                                                (   2,791,947)             827,683           6,942,457             969,328
Other expenses
   Interest expense                                    439,024              84,438             864,737             176,307
   Write-off of deferred finance costs                      --              91,777                  --              91,777
   Other expenses                                      234,350               1,200             303,124               2,445
                                              ----------------    ----------------     ---------------     ---------------
                                                       673,374             177,415           1,167,861             270,529
                                               ---------------      --------------      --------------       -------------
Income (loss) before income taxes               (   3,465,321)             650,268      (   8,110,318)             698,799
Income tax provision                                         --            266,000                   --            290,000
                                           --------------------     -------------- --------------------      -------------
Net income (loss)                                $ (3,465,321)       $     384,268       $ (8,110,318)        $    408,799
                                                 =============       =============       =============        ============
Primary net income (loss) per share              $      (0.44)       $        0.13       $      (1.55)        $       0.15

Primary weighted average common shares
   outstanding                                       7,815,740           2,957,206          5,246,307            2,756,974

Fully diluted net income (loss) per
   share                                         $      (0.37)       $        0.13       $      (0.95)        $       0.15

Fully diluted weighted average common
   shares outstanding                               9,444,476           2,957,206          8,498,149            2,756,974



                   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                 December 28,           December 30,
                                                                                     1996                  1995
                                                                                    ------                 -----
Cash flows from operating activities:
 Net income (loss)                                                              $ (8,110,318)       $     408,799
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization                                                     1,784,306              398,178
 Warrants issued in connection with stock restructuring                              200,000                   --
 Write off of deferred finance costs                                                      --               91,777
 Provision for losses on accounts receivable                                         345,183               21,570
 Gain (loss) on disposal of fixed asset                                                 (590)              26,265
 Increase in accounts receivable                                                    (743,204)          (3,154,919)
 Increase in inventories                                                             (95,851)            (522,144)
 (Increase) decrease in prepaid expenses and other current assets                     30,922             (450,451)
 Increase in deferred income taxes                                                        --               39,000
 Increase in other assets                                                            (386,208)           (339,109)
 Increase (decrease) in accounts payable                                             (396,807)          1,290,366
 Increase (decrease) in accrued expenses                                              (50,757)             50,511
 Increase (decrease) in income taxes payable                                         (190,063)            254,107
                                                                                   -------------       -------------
  Net cash used in operating activities                                            (7,613,387)         (1,886,020)
                                                                                   ----------          ----------

Cash flows from investing activities:
 Expenditures for property and equipment                                           (4,646,203)         (1,470,973)
 Proceeds from sale of fixed assets                                                    18,100                  --
 Purchase of Allenbach Industries, Inc., net of cash acquired                         125,971                  --
                                                                                   --------------    --------------
   Net cash used in investing activities                                           (4,502,132)         (1,470,973)
                                                                                   ----------          ----------

Cash flows from financing activities:
 Repayments on long-term borrowing and capital lease obligations                   (1,494,968)           (738,264)
 Repayments on notes payable - redeemable Common Stock                                     --            (346,000)
 Repayments on notes payable - redeemable Preferred Stock                                  --            (307,000)
 Repayments on Interim financing                                                           --            (325,000)
 Proceeds from long term borrowing                                                  3,342,900             579,138
 Advances (Repayments) on revolving line of credit, net                              (464,217)            565,384
 Decrease in subscription receivable                                                1,790,374                  --
 Proceeds from issuance of Preferred Stock                                          9,352,982                  --
 Purchase of treasury stock                                                          (684,156)                 --
 Repayments on loans from stockholders                                                     --             (25,000)
 Proceeds from issuance of Common Stock                                                    --           4,081,496
 Increase in due from related parties                                                (129,111)            (27,314)
 Increase in debt issue costs                                                         (95,681)                 --
                                                                                --------------        ------------
  Net cash provided by financing activities                                        11,618,123           3,457,440
                                                                                   ----------           ---------
 Increase (decrease) in cash and cash equivalents                                    (497,346)            100,447
 Cash and cash equivalents, beginning of period                                     5,706,822             266,674
                                                                                --------------       ------------
Cash and cash equivalents, end of period                                       $    5,209,426        $    367,121
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

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results of operations for the three and nine month periods ended December 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1997.

         For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 30, 1996, contained in the Company's Annual Report on Form 10-KSB.

         Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Note 2.           Allenbach Industries, Inc. Acquisition

         On October 4, 1996, the Company, through a wholly-owned subsidiary, completed the acquisition of substantially all of the assets of Allenbach Industries, Inc. ("Allenbach"), a privately held corporation having its principal place of business in San Jose, California. Allenbach conducts a software manufacturing and fulfillment business, maintaining manufacturing facilities in San Jose, California and Bloomington, Minnesota. The acquisition of Allenbach has been recorded in accordance with the purchase method of accounting.

         The unaudited pro forma condensed combining statements of operations for the nine months ended December 28, 1996 and December 30, 1995 present the results of the Company assuming that the acquisition of all assets and assumption of all liabilities of Allenbach had been consummated as of the beginning of the period indicated. The following pro forma data is presented for illustrative purposes only and is not necessarily indicative of the results of operations which would have been actually achieved had the acquisition of Allenbach occurred at the beginnings of the periods.


                                                  Nine Months Ended
                                       December 28,          December 30
                                           1996                 1995
                                     ----------------        -----------

Net Sales                              $ 15,090,629        $  27,624,318
Cost of goods sold                       15,610,303           22,252,310
                                       -------------        -------------
   Gross profit (loss)                     (519,674)            5,372,008
                                       -------------        -------------

Operating expenses:
   Selling                                3,993,339            2,574,302
   General and administration             3,865,550            2,899,320
                                      --------------         ------------
                                          7,858,889            5,473,622
                                      --------------         ------------
Loss from operations                     (8,378,563)            (101,614)
                                       -------------        -------------

Other income                                536,889              102,230
                                       -------------        -------------

Other expenses
   Interest expense                        (987,871)            (369,448)
   Other expenses                          (328,142)            (103,793)
                                      ---------------        ------------
                                         (1,316,013)            (473,241)
                                      ---------------        ------------
Net loss                              $  (9,157,687)         $  (472,625)
                                      ===============        ============

Pro forma primary net loss per share  $       (1.75)         $     (0.18)
Pro forma fully diluted net loss
  per share                           $       (1.08)         $     (0.18)

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company (including the Notes thereto) appearing elsewhere in this Report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The following forward-looking statements include certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential investors are urged to carefully consider the risks associated with an investment in the Company's securities.

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

         In Third Quarter 1997, the Company brought its CD-ROM manufacturing facility to productivity levels greater than or equal to industry standards, strengthened its sales force in all three of its locations (California, Minnesota and Massachusetts) and completed the acquisition of Allenbach. The Company anticipates that these activities, combined with its 4CDs electronic catalog and its new encryption program, will result in sales growth and improved performance during future quarters.

         Selling expenses in Third Quarter 1997 were $1,371,084, a 157% increase over selling expenses of $532,370 in Third Quarter 1996. This increase was primarily due to increased advertising costs, the cost of hiring ten additional members of the sales staff and a Director of Marketing, and increased payroll associated with the operation of the Company's sales organization in California.

         General and administrative expenses were $1,288,368 in Third Quarter 1997, a 143% increase over general and administrative expenses of $530,573 in Third Quarter 1996. This increase was primarily due to increases in administrative staffing associated with the California facility, improving and integrating its MIS and SIMIX manufacturing systems, and the greater cost of operating three facilities, as well as increased travel, consulting, public relations and professional fees related to the Company's acquisitions and increaded stockholder activity.

         During Third Quarter 1997, the Company incurred a one-time charge of $186,000 in connection with the restructuring of its Series A Convertible Preferred Stock (the "Preferred Stock"). This amount represents the issuance of $50,000 of Common Stock and the issuance of 300,000 warrants with a fair market value of $136,000 for investment advisory services associated with the purchase or redemption of Preferred Stock by the Company and a group of private investors.

During Third Quarter 1997, the Company and a private investor group either purchased or redeemed approximately $3,600,000 of the Company's Preferred Stock. Of the 1,050 shares of Preferred Stock issued in May 1996, only 14 shares remain issued and outstanding after giving effect to conversions by the private investors subsequent to purchasing the Preferred Stock.

         As a result of decreases in net sales and increased costs of sales, selling, general and administrative expenses, the Company incurred a loss from operations of $3,052,232 in Third Quarter 1997, as contrasted to income from operations of $801,128 in Third Quarter 1996.

         As a result of the factors described above, the Company incurred a net loss $3,465,321 in Third Quarter 1997 as compared to net income of $384,268 in Third Quarter 1996. This translates to a net loss of $ 0.44 and $ 0.37 for primary and fully diluted earnings per share, respectively, in Third Quarter 1997 as contrasted to a net profit of $0.13 per share in Third Quarter 1996. During Third Quarter 1997, there were 7,815,740 and 9,444,476 common shares outstanding on a weighted average basis for primary and fully diluted earnings per share, respectively, as contrasted to 2,957,206 shares issued and outstanding on a weighted average basis for Third Quarter 1996.

NINE MONTHS ENDED DECEMBER 28, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 30, 1995.

         For the nine months ended December 28, 1996, net sales were $8,625,275, a 43% decrease over net sales of $15,121,368 for the nine months ended December 30, 1995. This decrease is primarily due to the faster than expected decline in demand for software duplication services for 3 1/2" diskettes, which the Company believes to be industry-wide and which coincided with the start-up phase of the Company's CD-ROM manufacturing facility. During the first quarter of the current fiscal year ("First Quarter 1997"), the Company concentrated its efforts in completing the CD-ROM manufacturing facility and in hiring sales staff and manufacturing personnel to run this new manufacturing operation. As a result, virtually all of the Company's net sales during First Quarter 1997 were from software duplication and related printing activities. During the second quarter of the current fiscal year ("Second Quarter 1997"), the demand for software duplication services declined significantly. The Company's CD-ROM manufacturing facility did not become fully operational until the end of the Second Quarter 1997. With several CD-ROM manufacturing lines now running, the Company expects revenues from its CD-ROM manufacturing operations to increase and anticipates continued increased production from the facility over time. The facility has room for additional capacity and management expects to add additional capacity over time on an as-needed basis.

         In addition, during First Quarter 1997, the Company's 4CD's electronic catalog appeared on the Internet on a trial basis. However, during Second Quarter 1997, the Company delayed its planned promotion of 4CD's while it added five language capabilities for product descriptions. The Company is now actively soliciting orders on the Internet, and while initial sales have been modest, the Company expects sales in this sector to increase in the near term.

         Selling expenses during the nine months ended December 28, 1996 were $2,986,717, a 99% increase over selling expenses of $1,503,979 during the nine months ended December 30, 1995. This increase was primarily attributable to increased advertising costs, increased payroll associated with the Company's sales organization in California, expansion of the Company's sales force and increased staffing for its CD-ROM manufacturing operations.

         General and administrative expenses increased to $2,810,965 for the nine months ended December 28, 1996, as compared to $1,383,819 for the nine months ended December 30, 1995, an increase of 103%. These increased general and administrative expenses reflect increases in staffing, particularly administrative staffing associated with the California facility, the Company's improving and integrating its MIS and SIMEX manufacturing systems, the greater cost of operating three facilities, and increased travel, consulting, public relations and professional fees related to the Company's growth, acquisition, and increased stockholder activity.

         Other expenses, principally interest expense, increased to $1,167,861 for the nine months ended December 28, 1996, a 332% increase over $270,529 for the nine months ended December 30, 1995. The increase in interest expense was due to increased borrowing on the Company's revolving line of credit and increased interest expense associated with new equipment leasing arrangements. In addition, during Third Quarter 1997, the Company incurred a one-time charge of $186,000 in connection with the restructuring of its Series A Convertible Preferred Stock.

         As a result of decreases in net sales and increased selling and general and administrative expenses, the Company incurred a loss from operations of $7,446,408 for the nine months ended December 28, 1996, as contrasted to income from operations of $904,383 for the nine months ended December 30, 1995.

         As a result of the factors described above, the Company incurred a net loss of $8,110,318 for the nine months ended December 28, 1996, as compared to net income of $408,799 for the nine months ended December 30, 1995. This translates to a net loss of $1.55 and $0.95 for primary and fully diluted earnings per share, respectively, for the nine months ended December 28, 1996, as contrasted to a net profit of $0.15 per share for the nine months ended December 30, 1995. For the nine months ended December 28, 1996, there were 5,246,307 and 8,498,149 common shares outstanding on a weighted average basis for primary and fully diluted earnings per share, respectively, as contrasted to 2,756,974 common shares issued and outstanding on a weighted average basis for the nine months ended December 30, 1995.

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

         At December 28, 1996, the Company had cash and cash equivalents of $5,209,426. Cash used in operating activities for the nine months ended December 28, 1996 was $7,613,387, compared to cash used in operating activities for the nine months ended December 30, 1995 of $1,886,020, primarily reflecting the net loss for the period. Cash used in investing activities included $4,646,203 of expenditures for property and equipment in connection with the start-up of the

Company's CD-ROM manufacturing facility. Cash provided by financing activities was $11,618,123 during the nine months ended December 28, 1996, reflecting principally the proceeds from the issuance of the Company's Series A Preferred Stock in May 1996.

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

              Exhibit 27. Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company filed an amendment to a Current Report on Form 8-K/A to include the audited financial statements of Allenbach Industries, Inc. for the fiscal years ended December 31, 1994 and 1995 and the unaudited pro-forma condensed combined financial statements of the Registrant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   OMNI MULTIMEDIA GROUP, INC.



Date:  February 25, 1997                                 By: /s/ Paul F. Johnson
                                                            --------------------
                                                  Paul F. Johnson, President and
                                                         Chief Executive Officer



Date:  February 25, 1997                                   By: /s/ Robert E. Lee
                                                              ------------------
                                                    Robert E. Lee, Treasurer and
                                                         Chief Financial Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  OMNI MULTIMEDIA GROUP, INC.



Date:  February 25, 1997                      By:  PAUL F. JOHNSON
                                                   -----------------------------
                                                  Paul F. Johnson, President and
                                                         Chief Executive Officer



Date:  February 25, 1997                      By:   ROBERT E. LEE
                                                    -------------------------
                                                    Robert E. Lee, Treasurer and
                                                         Chief Financial Officer