Form 10KSB
period 1997-03-29
OMNI MULTIMEDIA GROUP INC
filed 1997-07-29
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    For the fiscal year ended March 29, 1997
                         Commission file number 1-13656

                           OMNI MULTIMEDIA GROUP, INC.
             ------------------------------------------------------
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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                                  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                             No
                       ---                               ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         As of July 10, 1997, 10,119,211 shares of Common Stock, $.01 par value per share of the registrant were issued and outstanding. The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates based upon the closing price for such stock on July 12, 1997 was approximately $ $6,509,000.

         The registrant's revenues for the fiscal year ended March 29, 1997 were $12,873,854.

DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 29, 1997, and to be filed pursuant to Regulation 14A, is incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
                     Yes                             No  X
                         ---                            ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "WILL", "WOULD", "CAN", "COULD, "INTEND", "PLAN", "ANTICIPATE", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE FOLLOWING FORWARD-LOOKING STATEMENTS INCLUDE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL INVESTORS ARE URGED TO CAREFULLY CONSIDER THE RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S SECURITIES.

         GENERAL

         OMNI MultiMedia Group, Inc. ("OMNI" or the "Company") provides a wide range of CD-ROM replication and fulfillment services for major software producing firms serving the general computer user and users within the specific fields of music, entertainment, financial and insurance services. The CD-ROM replication and fulfillment services of OMNI include inbound telemarketing, packaging, printing, direct shipment and a wide array of CD-ROM replication services for clients. In addition, OMNI has developed an extensive online multimedia catalog featuring popular software and CD-ROM titles, as well as related hardware peripherals, and has introduced this catalog on the Internet.

         Current clients include Cheyenne Software, Inc., Expert Software, Inc., TVT, Microcom, Inc. ("Microcom"), John Hancock Insurance, Dragon Software, Inc., and others. OMNI provides a wide range of services, including CD-ROM replication, virus testing, printing of user manuals, and packaging and shipping of these materials. OMNI has established an inbound telemarketing function which takes orders directly from software users purchasing products through print ads and other advertising media. In some instances, computer peripheral hardware is drop shipped to the Company, where it is tested and then shipped with CD-ROMs containing software to the Company's clients or directly to the clients' customers.

         In April 1995, OMNI completed an initial public offering (the "IPO") of 1,138,500 units, each unit consisting of one share of Common Stock and one Warrant, raising net proceeds of approximately $4,076,000 (including funds received in connection with the Underwriters' exercise of their over-allotment option). In March 1996, the Warrants were exercised, raising an additional $7,450,000. In May 1996, the Company raised net proceeds of approximately $9,200,000, through the sale of Series A Convertible Preferred Stock, all of which was converted into Common Stock during the fiscal year ended March 29, 1997 ("Fiscal 1997"). To date, OMNI has used a portion of the proceeds from these financings to develop and expand its CD-ROM manufacturing operation and expand shipping and telemarketing capabilities. With respect to CD-ROM replication, management has used the majority of the net proceeds of these financings to install state-of-the-art CD-ROM manufacturing operations. These operations have been installed in a separate, specially prepared section of the Company's existing facility, and now enable the Company to produce CD-audio, CD-ROM, CD-interactive and CD-video media. The five CD-ROM production lines became operational late in the second quarter of Fiscal 1997.

         OMNI has developed an online multimedia catalog that it believes will provide consumers and businesses with a cost-effective method of purchasing software titles and hardware peripherals. By selling over the Internet, OMNI expects it can avoid or reduce many of the costs associated with catalogs, such as catalog printing, mailing and telephonic order processing.

COMPANY DEVELOPMENTS DURING FISCAL 1997

         During Fiscal 1997, the Company has focused on several areas, including constructing its CD-ROM manufacturing facilities, expanding its sales and distribution activities, as well as introducing its 4CD's multimedia catalog:

         CD-ROM Manufacturing Facility. During Fiscal 1997, much of management's focus has centered on the construction and completion of a state-of-the-art CD-ROM manufacturing facility and marketing of the Company's capabilities to provide these services to CD-ROM users. As part of this program, the Company expended approximately an additional $500,000 in leasehold improvements, including basic infrastructure improvements such as significantly expanded electrical services and water handling and purification equipment, systems, as well as environmental controls. Management also has purchased or leased approximately $17,000,000 in CD-ROM and other manufacturing, mastering and related computer equipment. Management believes that its state-of-the-art CD-ROM mastering and replication equipment, together with its fully integrated capabilities in printing and inbound telemarketing capabilities allow it to provide all services needed by customers seeking CD-ROM replication services.

         Sales and Marketing Activities. During Fiscal 1997, the Company rebuilt its sales and marketing team to serve the CD-ROM marketplace, increasing the number of sales team members from 3 to 16 (10 in the East, 5 in the West, 1 in the Midwest) and adding customer service personnel. The salespeople were added over the last half of the fiscal year. The complexities of selling a total fulfillment program require at least three to four months to secure an account. The sales effort begun in the fiscal year 1997 is beginning to show results in the first quarter of fiscal year 1998 where sales have increased 42% over the last quarter of fiscal year 1997.

         Acquisitions. In October, the Company purchased the assets of Allenbach Industries, a California company with manufacturing facilities in San Jose, California and Bloomington, Minnesota. In March, the Company purchased CSTM Corporation, a California company. Using the facilities and manufacturing capabilities of Allenbach and the sales and marketing capability of CSTM, as well as a customer base of approximately $8,000,000, the Company planned to develop a strong West and Midwest market position. These entities were forecast to achieve $18,000,000 in profitable sales for FY 1998. During the first quarter of Fiscal 1998, the companies failed to achieve breakeven sales levels forecasted by their management. This, combined with shortage of operating funds caused by inability to raise additional capital in a timely manner, forced the Company to close the West Coast facility at the end of June and sell the Midwest facility effective July 5. This activity contributed approximately $3,000,000 to FY 1997 revenues and $3.5 M to operating losses.

         4CD's Internet Catalog. Due to the tremendous popularity of the Internet, the Company decided to provide the 4CD's catalog over the Internet rather than through traditional mailing of paper catalogs. Management expects that providing such services via an online catalog will significantly reduce catalog production costs, provide better access to a worldwide market, and provide maximum flexibility in product presentation. By comparison, the costs of marketing via traditional print catalogs have continued to rise with the costs of paper and mailing. The Company believes that the costs of fulfilling customer orders will be significantly reduced by handling orders via online requests rather than through traditional telemarketing order processing, although the Company expects to add additional telemarketing personnel to handle telephone inquiries as well as provide telemarketing services for its replication fulfillment services described above. The Company spent approximately $500,000 in completing development of the 4CD's catalog, and marketing the Company's catalog to CD-ROM developers. The Company provides the catalog online for the purpose of solicitation of orders from the general public. 4CDs is an attractive catalog which features specialty shops, spotlights certain products available for purchase, including both software and computer peripherals (such as modems and sound systems) which enhance use of Internet opportunities, and fully computerized ordering. 4CDs has received several industry awards for the presentation and format of its Internet catalog. 4CDs became fully operational during the last half of Fiscal 1997.

OMNI RESOURCES CORPORATION (CD-ROM REPLICATION)

         The Company was founded as a manufacturer of magnetic 5 1/4 inch disks for sale under the Company's label to individuals and retail outlets. During the 1980's, as the use of personal computers began to expand, the Company evolved into a software duplication company. As a result of this evolution, the Company now provides a comprehensive array of services for software publishers. These services include:


 o   Duplication/Replication        o    Warehousing/Inventory
 o   Assembly                       o    Customized Encryption and Serialization
 o   Fulfillment Services           o    Packaging/Design/Sourcing
 o   In-House Printing              o    Inbound Telemarketing




          The Company's customers during the past 12 months include Cheyenne Software, Expert Software, TVT, Microcom, Inc. ("Microcom"), John Hancock Insurance, Dragon Software and others. The Company provides its clients with in-house duplication and replication services in which the Company reproduces its customers' software programs onto CD-ROMs and, in certain instances, blank diskettes and cassette tapes. The Company has the ability to copy software programs onto CD-ROMs, 3 1/2" and 5 1/4" diskettes, tapes, and data cartridges. During the duplication/replication process, the Company checks the publisher's software for over 4,000 known computer viruses, duplicates, copy protects (utilizing sophisticated encryption techniques, if required), serializes, labels and packages the diskette/CD. The Company can also manufacture in-house support material for software packages, including sleeves, manuals, registration cards and promotional brochures and materials. The Company's extensive quality assurance laboratories are designed to minimize defect problems in floppy duplication and CD replication.


          The Company also provides comprehensive design, multicolor printing, and assembly functions for clients as well as external packaging. The Company has recently expanded its design capabilities through the purchase of advanced computer hardware and software. The Company believes that this technology, together with its design team, allows it to provide a comprehensive design facility for its customers. Often, clients make last minute changes in software or user reference materials, which require the Company's services. Other clients who publish rates and other sales information through diskette (e.g., insurance agents and other sales personnel) use OMNI's services to constantly update and distribute software to field sales personnel. OMNI's production facilities allow for quick reconfiguration to process large or small production runs.

          OMNI's production services are available 24 hours per day seven days per week to meet customer shipping requirements. OMNI drop ships worldwide. The Company provides for warehousing services, which allow for shipping directly from the Company's warehouse. OMNI maintains an extensive security and tracking system to ensure inventory control. OMNI is also serving as a fulfillment house for software publishers marketing software directly to end users, which enables OMNI to take, process and ship orders directly to end users.

          During the past year, the Company has expanded its services to include inbound telemarketing to receive and ship consumer orders. This service allows the Company's clients to outsource the cost of a separate inbound telemarketing group, resulting in cost efficiencies, particularly for smaller volume software developers and for other software developers seeking to limit overhead costs. In addition, as part of the services previously provided and currently offered by the Company, clients will forward certain computer hardware, to the Company for quality control testing. After the Company performs such quality control tests, the computer hardware is bundled with software that has been produced by the Company. The Company believes that the expansion of its inbound telemarketing services and manufacturing and shipping facilities, together with its broad range of duplication/replication services, will allow it to provide enhanced outsourcing capability for software publishers.


  MARKETS

          Markets for the Company's software duplication and CD-ROM replication services include developers of retail software, such as music, games and utilities, brokerage houses, insurance companies and other financial services organizations.

          Software developers utilizing the Company's services include both large and small organizations. Brokerage firms and other financial services organizations use the Company's services to provide pricing and other software-based information and training programs to their field offices on an as-needed basis.

          The market for the Company's services includes organizations seeking to augment their own CD-ROM replication capabilities, businesses seeking to outsource their entire duplication and replication services, and organizations which have no mass duplication or replication capabilities. OMNI's full line of services allow the Company's customers to concentrate their efforts and funds on development rather than having to spend additional funds and management resources on manufacturing and shipping. This is particularly critical for CD-ROM replication. By providing state-of-the-art replication capabilities, and by attaining economies of scale, the Company believes it is able to provide these services at a substantial cost reduction, with higher quality than if the customer attempted to provide duplication or replication and shipping services directly. Management also believes that the trend in outsourcing will allow the Company to continue to attract major developers and financial service organizations as clients.

  COMPETITION

          The Company is somewhat unique in its field in that it manufactures in-house most major components of the typical software package. Jewel cases and boxes are the only exceptions. In addition, the Company, through its 4CD subsidiary, is able to provide an additional retail channel for its customers, as well as inbound telemarketing, commercial downloading of software, and retail incription capability.

          To the Company's knowledge, there is no competitor with OMNI's scope of services. In the CD-ROM area, KAO Information Services, Inc. with a plant in Plymouth, Massachusetts, is the closest competitor. KAO has two other plants in California and Washington. KAO manufactures CD's and does fulfillment, but has no in-house printing or any software retailing capability. CBR Printing Company in Massachusetts is a mid-size printer with limited fulfillment and CD capability. Other CD and fulfillment competitors are Cinram, a company that focuses heavily on the music and entertainment field, with a large CD manufacturing capability housed in plants located in Georgia, Canada, Ohio and California. Cinram has no in-house document printing or retail capability. Nimbus has one large plant in the United States and is focused on CD replication only, with no fulfillment or printing.



          Quebecor is a large international printer with one CD plant in the Northwest. Quebecor has no retail capability.

          Due to the high capital cost of CD replication and document printing, the small "Mom and Pop" competitors that proliferated in the floppy disk business are non-existent in the CD-ROM field. This makes it possible for Omni to compete over a wider geographical area against competitors with similar costs.

          The Company's strategy is to compete on the basis of its quality (including accuracy), comprehensive services and price. The Company's success will depend on its ability to obtain business from software publishers. To do so, the Company must maintain its quality and level of service and continue to enhance its software replication process to keep pace with any technological changes. Many companies are capable of providing duplication and replication, and the Company's clients could also decide to provide duplication and replication at their facilities. Some of the Company's competitors are well-established and have greater financial and other resources than the Company.

          The Company believes that a number of factors will affect its competitive position in the future, including its ability to respond to competitive developments and technological changes; its ability to manufacture software packages on a cost-effective basis; and general domestic and international economic conditions.

          The CD-ROM marketplace is highly competitive. The Company competes with regional CD-ROM manufacturers and duplicators. Certain of these competitors, such as KAO Information Systems, Inc. and Cinram, have financial and other resources significantly greater than those of the Company. No assurance can be given that the Company can compete effectively against existing competitors or new competitors that may enter the market. In addition, price is an important competitive factor in the CD-ROM markets, and there can be no assurance that the Company will not be subject to increased price competition, which could have a material adverse effect on the Company's operations and financial condition.

  TECHNOLOGICAL CHANGES

          At this time, all software manufacturing is primarily done through duplication of the software program onto diskettes and replications onto CD's. The technology exists for the computer software industry to change its distribution techniques and deliver software programs and manuals electronically, via modem, satellite, or fiber optic transmissions, or through other media, such as DVD, CD-ROM. The Company can currently provide its customers with replication services using CD-ROM technology, as well as distribution electronically over the Internet. Significant additional investment will be required to manufacture DVD formatted CD-ROMs. The Company believes that DVD will develop slowly and not be a factor in the Company's marketplace for several years.

          Electronic   distribution  of  software   products  has  not  achieved
  widespread adoption, in part because of potential problems, including the perceived increased likelihood of piracy (i.e.,



  copying of software programs), inventory controls, and accounting controls, such as verifiable means of determining the number of copies made and collection of amounts due from customers. Software publishers may also be concerned that such methods will limit their ability to track and market to end-users. As these problems are addressed, the demand for electronic distribution will likely increase, which could cause a reduction in the growth in demand, or a decline, in current production and distribution methodologies.

  MANUFACTURING AND SUPPLIES

          The Company provides its services at its Millbury, Massachusetts facility. The Company's facilities include clean rooms for diskette duplication and CD-ROM replication, as well as temperature controlled facilities to insure that changes in heat or humidity do not damage products. The Company's packaging areas are designed to be quickly reconfigured to address different production schedules. These operations are being installed in a separate, specially prepared section of the Company's existing facility, and will enable the Company to produce CD-audio, CD-ROM, CD-interactive and CD-video media and the new DVD format. Five CD-ROM production lines, including nine injection molders, two six-color offset printers, and two six-color screen printers are the backbone of the Company's CD-ROM manufacturing capability. The Company uses laser beam technology to produce its CD masters for CD-ROM production. The Company also has in-house a comprehensive document printing capability, including a state-of-the art, high speed Heidelberg press, computerized free-press and up-to-date support equipment, all housed in a recently rebuilt environmentally-controlled area of the plant.

          To date, the Company has expended approximately $3,500,000 for leasehold improvements, principally related to the development of the CD-ROM manufacturing capability and its new printing department. Modifications including water-handling and purification, systems, environmental controls, clean room facilities, additional electrical generators and structural modifications. Management believes that only minor additional leasehold improvements will be required during the current fiscal year, primarily in the warehouse and shipping areas. During Fiscal 1997, the Company expanded to 250,000 square feet of factory space at its Millbury facility. Facility capital costs through Fiscal 1997 exceed $20,000,000.

          The Company purchases resin and other materials in bulk from various suppliers located in the United States. The principal supplies used include resin, diskettes, labels, sleeves, jewel cases and boxes. The Company endeavors to acquire resin, labels, sleeves, jewel cases and boxes on a volume discount basis. The Company has multiple suppliers of these materials available to it and management believes that these materials could be obtained elsewhere if needed without a significant delay or increased cost.

  SALES AND MARKETING

  At the end of Fiscal 1997, the Company marketed its software duplication/replication and fulfillment services through its sales force of 16 persons. The sales force is paid a base salary, plus commissions based on
  performance.   The  sales  force  is  supported  by  inside  customer



  service representatives ("CSR") who interface between the customer and the factory, as well as support of the sales force in pre-sale activity.

          In Fiscal 1997, the Company's largest customer was Microcom, which accounted for 16% of sales. In Fiscal 1996 AOL and Prodigy accounted for sales of approximately $3,000,000 and $8,000,000, respectively, totalling 63% of sales.

  PURCHASING

          The Company purchases from over 300 vendors and has more than one supplier available for all critical products and does not expect to experience more than short term interruption of supply from loss of any vendor.

  EMPLOYEES

          As of March 29, 1997, the Company employed 321 employees on a full-time basis and 50 persons on a part-time basis. In contrast, on March 30, 1996, the Company employed 125 persons on a full-time basis and 23 persons on a part-time basis. Of these full-time employees at March 29, 1997, 248 were employed in production, 34 in administration and 38 in sales. None of these employees is represented by a union. The Company believes that its relations with its employees are satisfactory.

  THE 4CD 'S MULTIMEDIA CATALOG

  GENERAL

          The Company has developed an extensive online multimedia catalog featuring popular software and CD-ROM titles, as well as related hardware and accessories. OMNI has introduced this catalog on the Internet.

         4CD's offers a comprehensive line of approximately 5,000 CD-ROM titles and other multimedia products. 4CD's continually adjusts product mix on a weekly basis. Software titles include all types of CD software, such as software for entertainment, business and educational uses. Hardware and other equipment include sound sound cards, video cards, speakers, tables, scanners, cpu and meory upgrades. Management believes, based upon independent market surveys and articles, that retail outlets carry only a few of the most popular CD-ROM titles and multimedia products. Management also believes that electronic catalogs offer a more comprehensive selection of products than existing retail outlets.

         Electronic catalogs are a reference source which can provide detailed information explaining new and current product capabilities, key features and system requirements, thereby stimulating consumer purchases. 4CD's contains detailed descriptions of every product featured, as well as information about applications and computing environment and reviews of specific products.



         Online catalogs and toll-free telephone number support allow customers to purchase CD-ROM hardware and titles from the convenience of their homes or offices. These products are also easy to ship on an overnight basis if needed instantaneously by the customer. The Company also plans to increase its inbound telemarketing staff to provide technical assistance to customers. The Company believes that this level of technical support will allow it to compete more effectively with retailers.

  MULTIMEDIA AND INTERNET MARKETS

          IDG Marketing Services estimates that the installed base of CD-ROM players in the United States increased from 9.8 million units in 1993 to 54.1 million units by 1996. Home PCs now include CD-ROM drives as standard equipment. IDG's report also found that small businesses, consumers and the education market account for over 70% of current PC and multimedia product purchases. According to a Multimedia World Marketing survey, 75% of multimedia users expect to purchase CD-ROMs from catalogs. Significant increases in computing power at lower costs with the advent of pentium chip technologies and the rapid cost declines in CD-ROM hardware suggest that the market might grow at even higher rates. Link Resources reports that the average multimedia buyer has a higher income level, spends more on hardware and software, and looks beyond traditional retail channels for multimedia purchases. USA Today recently reported that consumers and companies expect to buy over $22 billion in goods and services over the Internet in the next several years.

          4CD's is designed to leverage off these growing markets by providing consumers and businesses with a cost-effective method of marketing titles. By selling over the Internet, Omni can avoid many of the costs typically associated with catalogs (e.g., catalog printing, mailing and order processing). At the same time, OMNI already has developed the infrastructure, through its in-house talent in designing, printing and fulfillment to provide the services necessary to meet customer demands. In its start-up year, 4CD's contributed limited revenue. Revenues are expected to be substantially improved in FY 1998.

  STRATEGY

          4CD's strategy is to offer premier products to customers based on a cost-plus methodology designed to attract buyers and establish long-term relationships. Revenues will be derived from advertising, co-op dollars and publishing of proprietary titles. 4CD's is expected to include over 6,000 titles. Titles are available from distributors already used by Omni with delivery of titles on a "just-in-time" basis, thereby reducing the risk of obsolete inventory.

          The Company provides the following information through the 4CD's online catalog:

          * Weekly product specials
          * Industry news, reviews and information
          * Free product demos and shareware files from leading manufacturers available for downloading
          * Pre/post technical support services provided by OMNI's technical staff

          * Closeout specials
          * Exclusive software offered only by 4CD's
          * Pre-order section for announced software releases

          Direct online marketing provides a convenient and cost-effective method for individuals, businesses, and schools to purchase CD-ROM titles, as well as drives and peripheral equipment, for the following reasons:

          * BROAD PRODUCT SELECTION. Online catalogs allow customers to view a broad range of titles as well as hardware and peripheral products.

          * DETAILED PRODUCT DESCRIPTIONS. Online catalogs serve as a convenient reference source providing detailed information explaining new and current product capabilities, key features and system requirements.

          *    COMPETITIVE   PRICING.   Low  overhead   associated  with  online
               marketing   allows   competitive   pricing   strategies   in   an
               increasingly price sensitive market.

          * CUSTOMER CONVENIENCE. Online catalogs and 800 telephone number support allow customers to purchase CD-ROM hardware and titles from the convenience of their homes or offices. CD-ROMs and software titles are also easy to ship on an overnight basis if needed immediately by the customer.

          OMNI has also developed a plan to provide "one stop shopping" for developers through a comprehensive advertising package for CD-ROM publishers and peripheral manufacturers. Revenues would be derived both by advertising charges for catalog space and by fulfillment services (including in-bound telemarketing, order fulfillment and warehousing). Also, by offering CD-ROM replication services, OMNI will be able to provide smaller developers with the capability to correct bugs in programs or end user manuals quickly and provide for immediate shipment to the consumer.

  COMPETITION


          In the 4CDs area, there are numerous catalogs on the Internet. The Company considers its major competitors to be Once, Cyber Outpost, ISN, Software Net, Cyber Source, and NECX. The Company expects to compete effectively in the electronic catalog field using its manufacturing and fulfillment capabilities to allow the offering of niche market software at a profit. Manufacturing and fulfillment capabilities also add to the profitability of the "Try before you buy" incripted software program underway at 4CDs.

          The software and CD-ROM marketplaces are highly competitive. The Company expects to compete with consumer electronic and computer retail stores, including superstores, and other direct marketers of software, CD-ROM and computer related products. Certain hardware and software vendors are selling their products directly through their own catalogs. Certain competitors of the Company which now sell or which may in the future sell CD-ROM products through catalogs, have financial and other resources significantly greater than those of the Company. No assurance can be given that the Company can compete effectively against existing competitors or new competitors that may enter these markets. In addition, price is an important competitive factor in these markets, and there can be no assurance that the Company will not be subject to increased price competition, which could have a material adverse effect on the Company's operations and financial condition.

  PURCHASING

          4CD's purchases multimedia products from approximately 15 suppliers. Approximately 20% of these products are purchased directly from software manufacturers and the balance from distributors. There are no supply agreements between the Company and any of its distributors. The loss of any of these distributors could have a short-term disruption in the availability of products purchased by it, although the Company believes that it would be able to obtain alternative sources of distribution for such products without materially affecting product cost. Distributors provide the Company with substantial incentives in the form of discounts, advertising allowances, rebates and return policies. A reduction in or discontinuance of such incentives could have a material adverse effect on the Company's operations and financial condition. In addition, no assurance can be given that a distributor and others will not produce and distribute their own multimedia catalogs.

          The Company anticipates that its volume purchases will enable it to obtain more favorable product pricing than its clients could obtain. Many of the Company's suppliers are expected to make funds available to the Company in the form of advertising allowances and incentives to promote and increase sales of their products. Generally, the Company has been able to return any unsold or obsolete inventory to its vendors. In addition, the Company typically receives price protection should a vendor subsequently lower its price. Management believes that, based on current industry practices, favorable return and price protection policies will continue. Any change in these policies could have a material adverse impact on the Company's operations and financial condition.

  ITEM 2.      DESCRIPTION OF PROPERTY

          The Company maintains its principal executive offices and manufacturing operations in an approximately 250,000 square foot facility in Millbury, Massachusetts leased from AAA Turnpike, a corporation in which Ronald Ladner, a director of the Company, is a director and stockholder. The Company currently pays base rent in the amount of approximately $49,605 per month plus its pro-rata portion of real estate taxes and other operational and maintenance expenses, pursuant to a lease that expires on June 30, 2001. The lease further provides for an option to purchase the premises, which consist of 265,000 square feet, for $6,000,000 at any time during the term of the lease. The option price is $10,000 per month payable at the same time as the lease payments are due. The Company has made such additional monthly payments on the option totaling $360,000 since April 1994, and if it decides to exercise the option, the additional amounts paid will be credited toward the $6,000,000. The Company believes that these arrangements are on terms at least as favorable as could be obtained from non-affiliated third parties.


         At year end the Company leased approximately 50,000 square feet of factory space in Bloomington, Minnesota. The monthly rental amounted to $13,183 plus taxes and maintenance. This lease will be taken over by the company purchasing the midwest business. There is expected to be no contingent liability to OMNI. The Company also leased at year end approximately 110,000 square feet of space in San Jose, California at a monthly rate of $43,760 plus taxes and maintenance costs. The Company will leave this facility in July. The landlord has notified the Company that with payment of July rent, the landlord will release OMNI from further liability concerning rent on this facility. The Company anticipates paying this rent at the end of July.

          The Company believes that its remaining Millbury, Massachusetts facility is adequate for its current needs. The Company has no present plans to acquire additional manufacturing facilities.

  ITEM 3. LEGAL PROCEEDINGS.

         The Company is not currently involved in any litigation of a material nature. The Company is in arrears in several lease payments and owes approximately $800,000 in payables more than 60 days past due. The Company is also in dispute with a third party vendor regarding a cancelled purchase order totalling $900,000.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 1997, through the solicitation of proxies or otherwise.


                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "OMG." On July 12, 1997, the closing price of the Company's Common Stock as reported on the AMEX was $ .69.

          As of June 30, 1997, there were approximately 100 holders of record of the Company's Common Stock. Management believes that there are over 700 beneficial owners of the Company's Common Stock.

          For the periods indicated, the following table set forth the range of high and low bid prices for the Company's Common Stock as reported by AMEX.

          FISCAL YEAR ENDING MARCH 28, 1998              HIGH             LOW
          ---------------------------------              ----             ---

          First Quarter                                 $1.25            $.625
          Second Quarter (through July 12, 1997)        $0.875           $.50

          FISCAL YEAR ENDING MARCH 29, 1997              HIGH             LOW
          ---------------------------------              ----             ---

          First Quarter                                 $10.375          $6.25
          Second Quarter                                $7.25            $3.00
          Third Quarter                                 $3.25            $1.50
          Fourth Quarter                                $1.75            $1.25


          FISCAL YEAR ENDING MARCH 30, 1996              HIGH             LOW
          ---------------------------------              ----             ---

          First Quarter (from April 20, 1995)           $8.13            $4.50
          Second Quarter                                $8.25            $5.75
          Third Quarter                                 $8.50            $7.00
          Fourth Quarter                                $12.50           $7.25

          The Company has not paid cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. Any future determination with respect to the payment of dividends will be subject to the discretion of the Company's Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company, general economic conditions, and other pertinent factors. In addition, the Company's agreement with its primary lender prohibits the payment of dividends, other than a Common Stock dividend of the Company's own capital stock, without such lender's prior written consent.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis should be read in conjunction with the consolidated Financial Statements of the Company (including the Notes thereto) appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 29, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 30, 1996.

          During the year ended March 29, 1997 ("Fiscal 1997"), management decided to transition the Company from providing software replication on 3 1/2 inch diskettes to CD-ROM based on shifting customer needs arising from advances in technology within the computer industry. The Company completed the construction of a state-of-the-art CD-ROM manufacturing facility which commenced full operations late in the second quarter of Fiscal 1997. During Fiscal 1997, the Company's net sales and operating results decreased significantly due to the faster than expected decline in demand for software duplication services for 3 1/2 inch diskettes. This decline was combined with high fixed costs inherent in a CD-ROM facility as well as high costs associated with the acceleration of the completion of the CD-ROM facility. In addition, lower than anticipated sales performance from the West Coast and Mid West facilities acquired during the second half of Fiscal 1997 added to the operating losses during Fiscal 1997. As a result of the failure to achieve expected break-even operating results during the first quarter of the year ending March 28, 1998 ("Fiscal 1998") combined with the cash shortages at the Company, management decided to close down the West Coast facility and wind down the operations of the Mid West facility in the first quarter of Fiscal 1998. The decision to exit these facilities has resulted in an asset impairment charge of $1,686,487, which was recorded in the fourth quarter of Fiscal 1997. Primarily as a result of these factors, the Company generated a loss totaling $15,759,175 for the year ended March 29, 1997.

          The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit, a net working capital deficiency, has suffered a loss from operations, and is in default of payment on substantially all of its loans and capital lease obligations. Accordingly, the Company's independent accountants have expressed in their report on the Company's consolidated financial statements substantial doubt about the Company's ability to continue as a going concern. The future viability of the Company is dependent on its ability to obtain necessary additional financing and to generate cash from operations primarily from sales of its new CD-ROM replication services. No assurance can be given that the Company can successfully manufacture and market its CD-ROM replication services or if the Company is successful, that the Company will generate revenues or be profitable from its CD-ROM replication services, thereby recovering expenditures made on related equipment and leasehold improvements. In addition, the Company is in default under the payment terms of several secured loan and lease agreements. If management is not able to negotiate the restructuring of the payment terms of these agreements or cure the defaults, the secured parties have the right to proceed with lien procedures. Management believes the Company has the ability to generate cash flows from operations and to reduce operating costs, and is in the process of attempting to obtain additional financing, to ensure the future viability of the Company.

          For Fiscal 1997, net sales were $12,873,854, as compared to net sales of $18,929,165 for the fiscal year ended March 30, 1996 ("Fiscal 1996"), a decrease in net sales of approximately 32%. In Fiscal 1996, net sales were derived almost entirely from the duplication services for floppy diskettes. Although the Company had anticipated that customers would start to switch to CD-ROMs in Fiscal 1997, the switch occurred more rapidly than anticipated. As mentioned in last year's annual report, the Company commenced Fiscal 1997 with plans to build a significant CD-ROM manufacturing facility. This facility was completed in the second quarter of Fiscal 1997 and became fully operational at the very end of the second quarter of Fiscal 1997. During the summer of 1996, due to the Company's inability to manufacture CD-ROMs, the Company lost business from its two largest customers, America OnLine and Prodigy, which together accounted for 63% of the Company's revenues in Fiscal 1996. The Company had anticipated that 3 1/2 inch diskette sales would drop in Fiscal 1997. However, as previously reported in each of the Company's quarterly reports during Fiscal 1997, the decline was more rapid than either the Company or the industry itself anticipated.

          Due to high fixed costs inherent in a CD-ROM facility as well as high costs associated with the acceleration of the completion of the CD-ROM facility, combined with low sales volumes and lower than projected sales prices, cost of goods sold as a percentage of revenues increased significantly, with cost of goods sold in Fiscal 1997 of $16,168,684, or approximately 126% of net sales, as compared to costs of good sold in Fiscal 1996 of $14,236,153, or approximately 75%. As a result, the Company incurred a gross loss of $3,294,830 in Fiscal 1997, as compared to a gross profit of $4,693,012 in Fiscal 1996. Material costs amounted to approximately 38% and 50% of sales in Fiscal 1996 and 1997, respectively, or $4,958,000 in Fiscal 1997 and $9,642,000 in Fiscal 1996. Operating overhead was approximately $11,211,000 in Fiscal 1997 and $4,594,000 in Fiscal 1996. The $6,617,000 increase in Fiscal 1997 was primarily due to depreciation of approximately $1,960,000, rent and utilities of approximately $981,000 and labor of approximately $2,455,000. The increase in depreciation relates to the CD-ROM facility. The increase in rent reflects a 65% increase in plant space from 150,000 square feet to 410,000 square feet. The increase in labor is the result of higher wage rates for technology qualified workers as well as the more labor intensive aspect of CD fulfillment operations. Management believes that anticipated increased sales volume of CD-ROM replication services at the Massachusetts facility in Fiscal 1998 will allow the Company to manufacture at levels sufficient to realize acceptable gross margins.

         Selling expenses in Fiscal 1997 were $4,421,087, or 34% of net sales in Fiscal 1997, as compared to selling expenses of $2,014,117, or 11% of net sales in Fiscal 1996. This increase was due to a number of factors, primarily the increase in the staffing level of salespeople from 3 in Fiscal 1996 to 16 in late Fiscal 1997, as well as increases in customer service and related infrastructure, and increased promotional costs. Management believes that many of these salespeople, most of whom were hired towards the end of the fiscal year, are just now beginning to contribute to revenues.

          General and administrative expenses increased to $4,955,110, or approximately 38% of net sales in Fiscal 1997, from $1,925,448, or approximately 10% of net sales in Fiscal 1996. The Company incurred approximately $861,000 in additional general and administrative expenses associated with the Company's West Coast and Mid West facilities which were discontinued at the end of the first quarter of Fiscal 1998. The Company also expensed $230,000, representing a contested deposit on equipment which was never delivered as well as $271,000 in other investment advisory services and related expenses associated with the purchase of the Series A Preferred Stock by the Company and a group of private investors. The Company also incurred additional travel and professional fee expenses associated with the acquisition of the West Coast and Mid West facilities and increases in personnel costs associated with the increase in the staff and start-up costs at 4CDs of approximately $250,000. The upgrade of the Company's operating software increased costs by approximately $300,000.

          In Fiscal 1997, the Company recorded an impairment loss on long-lived assets of $2,261,611. As discussed above, $1,686,487 relates to certain assets of the West and Midwest facilities (comprised of $940,000 in goodwill and $746,000 in diskette duplication equipment). In addition, the Company wrote-off $575,000 of 3.5 inch floppy disk replication equipment in its Millbury facility as management does not expect to recover the carrying amount of such assets with estimated future cash flows. Revenues from floppy disk replication have declined sharply, from $18,000,000 in Fiscal 1996, to approximately $2,000,000 in Fiscal 1997 (most of which revenues were realized in the first quarter) and less than $400,000 resulting in a loss in the first quarter of Fiscal 1998. The impairment loss was recorded as an operating expense during Fiscal 1997.


         As a result of these factors, the Company incurred a loss from operations of $14,932,638 in Fiscal 1997, as contrasted to income from operations of $753,447 in Fiscal 1996.

         In Fiscal 1997, the Company incurred interest expense of $1,352,266, an increase from $205,254 in Fiscal 1996. This increase was due to increases in the Company's line of credit, long-term debt and equipment lease facilities in Fiscal 1997. This increase was offset by interest income of $401,230 in Fiscal 1997, as compared to interest income of $54,419 in Fiscal 1996. Net other expense in Fiscal 1997 was $66,224, as compared to other expense of $55,949 in Fiscal 1996.

          As a result of these factors, net loss for Fiscal 1997 was $15,759,175, as compared to net income in Fiscal 1996 of $324,200. Due to the exercise of the public warrants at the end of Fiscal 1996, and the sale of $10.5 million of 1,050 Series A Convertible Preferred Stock in May 1997, of which 995 shares were subsequently converted to 6,015,039 of shares of Common Stock during Fiscal 1997, weighted average shares outstanding in Fiscal 1997 was 6,364,228 and 8,928,322 for primary and fully diluted net loss per share, respectively, contrasted to 2,926,400 shares outstanding for both primary and fully diluted net income per share for Fiscal 1996. At March 29, 1997, and March 30, 1996, 10,119,211 and 3,889,950 common shares were outstanding respectively. As a result, net loss per share in Fiscal 1997 was $2.77 and $1.97 for primary and fully diluted net loss per share, respectively, as compared to net income of $.11 per share for both primary and fully diluted net income per share in Fiscal 1996. As disclosed in Note 18 of the consolidated financial statements, the Company has restated the net loss per share data in its unaudited quarterly financial statements included in its previously filed Form 10-QSB for the quarterly periods ended June 29, 1996, September 28, 1996 and December 28, 1996.


LIQUIDITY AND CAPITAL RESOURCES

          At March 29, 1997, the Company had total current assets of $6,293,158, and total current liabilities of $21,904,628 including approximately 11.6 million of its long term debt and equiptment leases which have been reclassified as current liabilites. Cash used in operating activities in Fiscal 1997 was $10,445,659. Cash used in investing activities was $5,273,052, almost all of which was for property and equipment expenditures, as compared to $4,961,493 in Fiscal 1996, all of which was for expenditures for property and equipment. Net cash provided by financing activities in Fiscal 1997 was $11,051,553, virtually all of which was from the sale of Series A Convertible Preferred Stock in May 1996 and the receipt of certain subscription receivables from the exercise of the public warrant redeemed at the very end of Fiscal 1996.

         The Company has a $5,000,000 credit facility with a lending institution consisting of a term loan, an equipment expenditure facility and a revolving line of credit, all of which are secured by substantially all of the assets of the Company. At March 29, 1997, the amounts due under the credit facility were $1,484,000, with no further sums available to borrow against under the formula for borrowing. At March 29, 1997, the Company also had other long-term debt of $4,754,500, outstanding, used to fund equipment purchases and secured by such equipment. At March 29, 1997, the Company had capital lease obligations totaling $10,237,685, as compared to capital lease obligations of $2,235,619 at the beginning of Fiscal 1997. This increase was due to increased leasing activity in connection with the CD-ROM facility. Due to the Company's constrained cash position, the Company is in default of payment on virtually all of its loans and capital lease obligations and has received notices of default from two lessors. The Company has been successful in obtaining agreements with virtually all of these lenders and equipment lessors to defer payments for a short term and is negotiating with the few remaining lenders who have not entered into written extension agreements.
Approximately $11,661,000 of debt and capital lease obligation have been reclassified from noncurrent to current liabilities as a result of the defaults. If the Company is unable to renegotiate the terms of their borrowings and capital lease obligations or to obtain additional financing, the Company might be forced to seek protection under federal bankruptcy laws.

          In May 1996, the Company received net proceeds of $9,352,982 from the sale of the Series A Convertible Preferred Stock. The proceeds of this stock sale were used to fund operating costs and for certain improvements to the Company's manufacturing operations and for the purchase of equipment. Due in part to lower than anticipated operating results in Fiscal 1997, each of the 995 shares of the Series A Preferred Stock, which was convertible at a price equal to the original purchase price of $10,000.00 per share plus accrued dividends divided by 85% of the fair market value of the Company's Common Stock at the time of conversion, were converted into 6,015,039 shares of Common Stock.

          In June 1997, the Company ceased operations at its West Coast facilities. The Company also negotiated to sell the Mid West business to a competitor. The sale was completed on July 5, 1997. Based on current negotiations with landlords at both the West Coast and Mid West facilities, the Company expects to be relieved of all long-term guarantees. However, if the Company is unsuccessful in its negotiations with the landlords, management estimates that the remaining lease obligations would be approximately $1,978,000, in the aggregate, as of June 28, 1997, in accordance with the lease agreements.


FORWARD LOOKING STATMENTS

          The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit, a net working capital deficiency, has suffered a loss from operations, and is in arrears in payment of a number of its loans and capital lease obligations. Accordingly, the Company's independent accountants have expressed in their report on the Company's consolidated financial statements substantial doubt about the Company's ability to continue as a going concern. The Company has been actively addressing this concern and has taken a number of steps to reduce operating losses and raise capital. The Company believes it is now approaching profitability and is pursuing the following actions to achieve stability:

* Achieve break-even levels of revenues. Management intends to grow revenues by continuing to focus on building its customer base for CD-ROM replication services through its sales force of 16 people. In addition, revenues from the Company's 4CD's electronic distribution services are now beginning to be realized. In April 1997, the Company began its "Try Before You Buy"
     (TBYB) program in which encrypted CD-ROMs are distributed in computer and other trade magazines. Management expects revenues from the TBYB program to increase 4CD's sales significantly in Fiscal 1998.

* Expand cost reduction program. Management has implemented a stringent cost reduction program, which includes reductions in workforce (e.g. non-essential employees in the print shop, packout and assembly areas) and salary decreases for all key employees and further reductions in general and administrative expenses. Management has also ceased operations in both the West and Mid West facilities, which is expected to further help to reduce losses.

* Renegotiate capital equipment loans and leases. Management is currently renegotiating with its various lenders to work out acceptable arrangements for the continuance of its loan and lease agreements.

* Plan to raise additional capital. The Company is seeking to obtain a new credit facility which will allow it to restructure much of its debt and several equipment leases. The Company is also seeking to raise additional equity capital. The Company is currently negotiating with both lenders and sources of equity financing.

* Work out extended payment plans with trade creditors. As the Company achieves break-even operating levels, it expects to be able to resume normal terms with its vendors and arrange an extended plan to pay down over 60 day payables.





         Although the Company continues to receive support from its customers, as evidenced by growing sales, and believes that these goals can be achieved, there is no guarantee that this will happen. Should sales fall off or the operating line of credit be suspended, or the capital equipment be repossessed, the Company might be forced to seek protection under federal bankruptcy laws.

INFLATION

         To date, inflation has not had a material impact on the Company's results of operations or financial condition.

POTENTIAL QUARTERLY FLUCTUATIONS AND SEASONALITY OF BUSINESS

         The Company has experienced variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the CD-ROM and multimedia products industry in general, shifts in demand for software and hardware products and industry announcements of new products or upgrades. The Company's planned operating expenditures are based on sales forecasts. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

         Management believes that demand for duplication services for consumer products is seasonal, with increases in the fall reflecting increased demand relative to the new school year and holiday gift purchases. To date, the Company has derived only very limited sales from direct consumer sales. Management believes that seasonality may intensify as activity increases at 4CD's. Increased seasonality would likely be reflected in a slowdown in buying in the summer months from consumers, schools and universities. This seasonality in business could also result in significant quarterly variations in financial results. The products featured in 4CD's are expected to be sold to users of CD-ROM titles and multimedia products. Any decline in the sales of or decrease in demand for CD-ROM titles and software products could have a material adverse effect on the Company's operations and financial condition.



  ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following consolidated financial statements are filed as part of this report:


                                                                                                  PAGE
                                                                                                  ----

      Report of Independent Accountants   ......................................................   F-3
      Consolidated Balance Sheets as of March 29, 1997 and March 30, 1996 ......................   F-4
      Consolidated Statements of Income
         for the years ended March  29, 1997 and March 30, 1996.................................   F-5
      Consolidated Statements of Stockholders' Equity
         for the years ended March 29, 1997 and March 30, 1996..................................   F-6
      Consolidated Statements of Cash Flows
         for the years ended March  29, 1997 and March 30, 1996.................................   F-7
      Notes to Consolidated Financial Statements   .............................................   F-8


  ITEM 8.

       CHANGE IN REGISTRANT'S INDEPENDENT CERTIFYING ACCOUNTANTS

          There were no "reportable events" as described in Item 304(a)(1)(iv) of Regulation S-B with respect to the Company within the two most recent fiscal years.


                                    PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT.

          The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended March 29, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

  ITEM 10.EXECUTIVE COMPENSATION.

          The information required by this Item is incorporated by reference from the Proxy Statement.

  ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is incorporated by reference from the Proxy Statement.



  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is incorporated by reference from the Proxy Statement.

  ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.

                   (1) The following exhibits are filed herewith:

  Exhibit
    No.                                                 Title
    ---                                                 -----


    11             Computation of Per Share Earnings.

    21             List of Subsidiaries.

                   (2) The following exhibit was filed as part of the Company's Current Report on Form 8-K, filed with the Commission on June 30, 1995, and is incorporated herein by reference:

  Exhibit
    No.                                                 Title
    ---                                                 -----

                   (3) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the Fiscal Quarter ended
  September 30, 1995, filed with the Commission on November 14, 1995 and are incorporated herein by reference:

  10a              Form of promissory note issued to Phoenixcor, Inc.

  10b Form of Security Agreement be and between the Company and Phoenixcor, Inc.

  10c Form of Loan and Security Agreement by and between the Company and Phoenixcor, Inc.

                   (4) The following exhibits were filed as part of the Company's Registration Statement on Form SB-2 (No. 33-87038-NY), declared effective by the Commission on April 20, 1995 and are incorporated herein by reference:



  Exhibit
    No.                                                 Title
    ---                                                 -----

  1a              Form of Agreement Among Underwriters.

  1b              Form of Underwriting Agreement.

  1c               Form of Selected Dealers Agreement.

  3a               Certificate of Incorporation, as amended.

  3b               Bylaws, as amended.

  4a               Sections of Bylaws and Certificate of Incorporation  defining the rights of security-holders (contained in Exhibits 3a and 3b).

  4b               Specimen Common Stock Certificate.

  4c               Revised Form of Representative's Warrant Agreement.

  4d               Form of Advisor Stock Option Grant Letter.
  4e               Revised Form of Lock-Up Letter.

  4f               Specimen Warrant  Certificate  (Form attached as Exhibit A to Warrant
                   Agreement -- Exhibit 4g filed herewith)

  4g               Revised Form of Warrant Agreement between the Company and the Warrant
                   Agent.

  10a              Revised Form of  Employment  Agreement to be entered into by Paul F.  Johnson,
                   Robert E. Lee and Richard A. Pilotte.

  10b              Forms of Promissory Notes issued pursuant to the Company's Bridge and Other Financing.

  10c              Form of International  Distribution Agreement between 4CD's Corporation and its International Distributors.

  10d              Lease  Agreement  between the  Company and AAA Mass  Turnpike
                   Warehouse Corporation, dated April 1, 1994.

  10e              Settlement and Stock Redemption Agreement between River Capital Corporation and the Company.

  10f              Promissory Note issued by the Company to River Capital Corporation.



Exhibit
  No.                                                 Title
  ---                                                 -----

  10g              Escrow Agreement among River Capital Corporation, the Company and The Business Bank.

  10h              Pledge and Security Agreement between the Company and River Capital Corporation.

  10i              Loan and Security  Agreement  between the Company and Shawmut  Bank,  N.A., dated October 5, 1994.

  10j              Guarantees of Messrs.  Johnson,  Lee,  Pilotte and Anand to Shawmut Bank, N.A.,
                   dated October 5, 1994.

  10k              Revised Form of 1994 Stock Option Plan.

  10l              Form of 1994 Director Formula Stock Option Plan.

  10m              Consulting Agreement between the Company and the Schneider Securities, Inc.

  10n              Form of  Shareholders'  Exchange  Agreements  among the Company and all
                   Shareholders of Omni Resources Corporation and 4CD's Corporation.

  10o              Promissory Notes issued to the Company by Messrs. Johnson, Lee, Pilotte and Anand.

  10p              Form of Agreement by and between the Company and Citizens Savings Bank.

  10q              Promissory Notes issued to Messrs. Johnson, Pilotte and Anand by Omni Resources Corporation.

  10r              Secured promissory note issued to Coast Business Credit in connection with Equipment Loan.

  10s              Secured promissory note issued to Coast Business Credit in connection with Capex Loan.

  10t              Loan and Security Agreement by and between the Company and Coast Business Credit.

  16               Letter from Ernest C. Ricci, Jr., C.P.A. regarding change in certifying accountant.

  21               Revised List of Subsidiaries.



 Exhibit
   No.                                                 Title
   ---                                                 -----

  99a              Consent of Richard Wise, Nominee Director.

  99b              Consent of Bernard Bruso, Nominee Director.


                   (5) The following exhibits were filed as exhibits to Form 8-K as filed with the Commission on October 18, 1996:

 Exhibit
   No.                                                 Title
   ---                                                 -----

  10(u)            Form of Asset  Purchase  Agreement,  dated as of  August  1,  1996,  by and  among
                   Allenbach Industries,  Inc.,  A.I.  Acquisition Corporation, Kathleen Allenbach and
                   Phillip H. Kessler.

  10(v)            Form of  Employment  Agreement,  dated  as of  October  1,  1996,  between the  Company  and  Phillip H. Kessler.

  10(w)            Form of Registration Rights Agreement, dated as of October 1,
                   1996, between the Company and Kathleen Allenbach.

                   (5) The  following  exhibit  was filed as an  exhibit to Form
  10-Q as filed with the Commission on November 18, 1996:

  Exhibit
    No.                                                 Title
    ---                                                 -----

  10 (x)           Employment Agreements between Paul F. Johnson, Robert E. Lee,
                   Richard A. Pilotte, and the Company.

          (6) The following exhibit was filed as an exhibit to Form 8-K with the Commission on March 21, 1997:


  Exhibit
    No.                                                 Title
    ---                                                 -----

  10 (y)           Form of  Agreement  and Plan of Merger,  dated as of February
                   28, 1997,  by and among OMNI  MultiMedia  Group,  Inc.,  CSTM
                   Acquisition   Corporation   and   Custom   Software   Turnkey
                   Manufacturing, Inc.


                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OMNI MULTIMEDIA GROUP, INC.


  Date:  July 28, 1997                 By:/s/ Paul F.  Johnson
                                          ----------------------------------
                                          Paul F. Johnson
                                          Chief Executive Officer and President

          In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Name                                        Capacity                           Date
          ----                                        --------                           ----

      /s/ Paul F. Johnson                President, Chief Executive Officer,        July 28, 1997
  ----------------------------
       Paul F. Johnson                   Chairman of the Board of
                                         Directors and Secretary
                                         (Principal Executive Officer)

        /s/ Robert E. Lee                Executive Vice President, Chief            July 28, 1997
  -----------------------------
        Robert E. Lee                    Financial Officer, Director
                                         and Treasurer
                                         (Principal Financial and
                                         Principal Accounting Officer)

     /s/ Richard A. Pilotte              Vice President of Operations and           July 28, 1997
  ----------------------------
       Richard A. Pilotte                Director


     /s/ Ronald F. Ladner                Director                                   July 28, 1997
  ---------------------------
        Ronald F. Ladner



                  OMNI MULTIMEDIA GROUP, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        March 29, 1997 and March 30, 1996

                 (with Independent Accountants' Report Thereon)





                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----


Report of Independent Accountants                                         F-3

Consolidated Balance Sheets as of  March 29, 1997 and March 30, 1996      F-4

Consolidated Statements of Income
   for the years ended March 29, 1997 and March 30, 1996                  F-5

Consolidated Statements of Stockholders' Equity
   for the years ended March 29, 1997 and March 30, 1996                  F-6

Consolidated Statements of Cash Flows
   for the years ended March 29, 1997 and March 30, 1996                  F-7

Notes to Consolidated Financial Statements                                F-8



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of OMNI MultiMedia Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OMNI MultiMedia Group, Inc. and its subsidiaries at March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and a net working capital deficiency, has suffered a loss from operations, and is in default of payment on substantially all of its loans and capital lease obligations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP
Boston,  Massachusetts
July 18, 1997



OMNI MultiMedia Group, Inc.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                MARCH 29, 1997   MARCH 30, 1996
ASSETS
Current assets:
   Cash and Cash Equivalents                                                  $     1,039,664    $     5,706,822
   Accounts receivable, net of allowance for doubtful accounts of
      $550,000 at March 29, 1997 and $25,000 at March 30, 1996                      3,232,047          1,306,212
   Stock subscriptions receivable                                                           -          1,790,374
   Inventories                                                                      1,310,970            966,665
   Prepaid expenses and other current assets                                          710,477            812,103
   Deferred tax assets, net                                                                 -            101,844
                                                                              ---------------    ---------------

      Total current assets                                                          6,293,158         10,684,020

Property and equipment, net                                                        20,102,698          8,427,275
Notes receivable from stockholders                                                    482,807            532,761
Other assets                                                                        1,376,395            954,230
                                                                              ---------------    ---------------

                                                                              $    28,255,058    $    20,598,286
                                                                              ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
   Line of credit                                                             $     1,797,321    $     1,068,967
   Current portion of long-term debt and capital lease obligations                 14,797,900          1,025,600
   Accounts payable                                                                 3,697,552          1,775,225
   Accrued expenses                                                                 1,611,855            332,561
   Income taxes payable                                                                     -            190,063
                                                                              ---------------    ---------------

        Total current liabilities                                                  21,904,628          4,392,416
                                                                              ---------------    ---------------

Other long-term debt                                                                  497,901          2,207,479
                                                                              ---------------    ---------------

Capital lease obligations                                                             267,685          1,760,919
                                                                              ---------------    ---------------

Deferred income taxes                                                                       -            141,761
                                                                              ---------------    ---------------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      1,050 shares of Series A issued and 6 shares outstanding
      at March 29, 1997                                                                    -                  -
   Common stock, $.01 par value; 14,000,000 shares authorized;
      10,119,211 shares issued and outstanding at March 29,
      1997 and 3,889,950 shares  issued and outstanding at
      March 30, 1996                                                                  101,191             38,899
   Additional paid in capital                                                      20,821,691         11,635,675
   Retained earnings (accumulated deficit)                                        (15,338,038)           421,137
                                                                              ----------------   ---------------

                                                                                    5,584,844         12,095,711
                                                                              ---------------    ---------------


Commitments (Notes 8 and 14)                                                               -                  -
                                                                              ---------------    ---------------
                                                                              $   28,255,058     $    20,598,286
                                                                              ===============    ===============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

OMNI MultiMedia Group, Inc.
Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                                         YEAR ENDED
                                                                                MARCH 29,           MARCH 30,
                                                                                  1997                1996
                                                                               -----------          ---------


Net sales                                                                  $     12,873,854    $      18,929,165
Cost of goods sold                                                               16,168,684           14,236,153
                                                                           ----------------    -----------------

Gross profit (loss)                                                              (3,294,830)           4,693,012
                                                                           -----------------   -----------------

Expenses:
   Selling                                                                        4,421,087            2,014,117
   General and administrative                                                     4,955,110            1,925,448
   Impairment loss on long-lived assets                                           2,261,611                    -
                                                                           ----------------    -----------------

                                                                                 11,637,808            3,939,565
                                                                           ----------------    -----------------


   Income (loss) from operations                                                (14,932,638)             753,447

Interest expense                                                                 (1,352,266)            (205,254)
Interest income                                                                     401,230               54,419
Other expense, net                                                                  (66,224)             (55,949)
                                                                           -----------------   ------------------


                                                                                 (1,017,260)            (206,784)
                                                                           -----------------   ------------------

   Income (loss) before income taxes                                            (15,949,898)             546,663
   Income tax provision (benefit)                                                  (190,723)             222,463
                                                                           -----------------   -----------------

   Net income (loss)                                                       $    (15,759,175)   $         324,200
                                                                           =================   =================

Calculation of net income (loss) per common share
and equivalents
   Net income (loss)                                                       $    (15,759,175)   $         324,200
   Preferred stock preferences (Notes 2 and 10)                                  (1,853,000)                   -
                                                                           -----------------   -----------------
   Net income (loss) available to common shareholders                      $    (17,612,175)   $         324,200

Net income (loss) per common share and equivalents
   Primary                                                                $           (2.77)   $            0.11
   Fully diluted                                                          $           (1.97)   $            0.11
                                                                           -----------------   -----------------


Weighted average common shares and
   equivalents outstanding
   Primary                                                                        6,364,228            2,926,400
   Fully diluted                                                                  8,928,322            2,926,400
                                                                           -----------------   -----------------


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

OMNI MultiMedia Group, Inc.
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

                                           PREFERRED STOCK     COMMON STOCK              ADDITIONAL        RETAINED
                                                                                          PAID IN          EARNINGS
                                                                                          CAPITAL  (ACCUMULATED DEFICIT)
------------------------------------ ----------- ----------- -------------- ----------- --------------- -------------- -

                                       SHARES                 SHARES
Balance at April 1, 1995                                         1,613,000      $16,302     $345,890        $96,937

Issuance of common stock
  stock in Initial Public
  Offering,   net  of
  expenses of$1,724,856 and
  elimination  of treasury stock                                 1,138,500       11,213    4,064,783

Issuance of shares of common
  stock upon exercise of
  warrants,  net
  of expenses of $ 310,557                                       1,138,450       11,384    7,225,002

Net Income for the year ended                                                                                324,200
  March 30, 1996

                                       ---------    --------     ----------    --------   -----------     ------------
Balance at March 30, 1996                    --          --      3,889,950       38,899   11,635,675         421,137

Issuance of Series A  Preferred
Stock, net of expenses of $1,147,028      1,050         $11                                9,352,972

Redemption of Series A  Preferred
Stock                                      (55)          --                                 (686,971)

Issuance of common stock warrants                                                            200,000

Issuance of shares of  common stock         --           --          40,100       401         77,246

Conversion of Series A  Preferred         (995)         (11)      6,015,039    60,150        (60,140)
  Stock to common stock

Issuance of shares of  common stock                                 100,000     1,000        130,250
  upon acquisition of Custom
  Software Turnkey Manufacturing, Inc.

Issuance of shares of  common stock                                  74,122       741        172,659
  upon acquisition of Allenbach
  Industries, Inc.

Net loss for the year ended                                                                              (15,759,175)
 March 29, 1997                      ---------    --------       ----------  --------    -----------     ------------

Balance at March 29, 1997                 --       $   --        10,119,211  $101,191    $20,821,691     (15,338,038)
                                     =========    ========       ==========  ========    ===========     ============



                                                  TREASURY STOCK         TOTAL


                                             ----------- ----------- -----------
                                             SHARES
Balance at April 1, 1995                        17,241    $(5,500)     $453,629

Issuance of common stock
  stock in Initial Public
  Offering,   net  of
  expenses of$1,724,856 and
  elimination  of treasury stock               (17,241)     5,500     4,081,496

Issuance of shares of common
  stock upon exercise of
  warrants,  net
  of expenses of $ 310,557                                            7,236,386

Net Income for the year ended                                           324,200
  March 30, 1996

                                               ---------- ---------- ------------
Balance at March 30, 1996                            --         --   12,095,711

Issuance of Series A  Preferred
Stock, net of expenses of $1,147,028                                  9,352,982

Redemption of Series A  Preferred
Stock                                                                  (686,971)

Issuance of common stock warrants                                       200,000

Issuance of shares of  common stock                                      77,647

Conversion of Series A  Preferred
  Stock to common stock                                                     --

Issuance of shares of  common stock                                     131,250
  upon acquisition of Custom
  Software Turnkey Manufacturing, Inc

Issuance of shares of  common stock                                     173,400
  upon acquisition of Allenbach
  Industries, Inc.

Net loss for the year ended
 March 29, 1997                                                     (15,759,175)
                                              ---------- ---------- ------------
Balance at March 29, 1997                           --   $     --    $5,584,844
                                              ========== ========== ============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

OMNI MultiMedia Group, Inc.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                            YEAR ENDED
                                                                                   MARCH 29,           MARCH 30,
                                                                                     1997                1996
                                                                                  -----------          --------
Cash flows from operating activities:
   Net income (loss)                                                          $   (15,759,175)   $       324,200
   Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
      Depreciation and amortization                                                 2,702,120            533,596
      Compensation from issuance of common stock and
         common stock warrants                                                        270,920                  -
      Impairment loss on long-lived assets                                          2,261,611                  -
      Write off of deferred financing costs                                                 -             91,777
      Provision for losses on accounts receivable                                     624,306             46,511
      Provision for inventory obsolescence                                            275,000                  -
      Gain (loss) on disposal of fixed assets                                          (3,090)            26,265
      Increase in accounts receivable                                                (809,677)          (152,162)
      Increase in inventories                                                        (224,140)          (499,279)
      (Increase) decrease in prepaid expenses and other
         current assets                                                               218,248           (401,611)
      Increase (decrease) in deferred income taxes                                    (39,917)            35,560
      Increase in other assets                                                       (500,492)          (736,732)
      Increase in accounts payable                                                    631,560            732,267
      Increase in accrued expenses                                                     97,130            144,555
      Increase (decrease) in income taxes payable                                    (190,063)           105,602
                                                                              ----------------   ---------------

        Net cash provided (used) by operating activities                          (10,445,659)           250,549
                                                                              ----------------   ---------------

Cash flows from investing activities:
   Expenditures for property and equipment                                         (5,296,153)        (4,961,493)
   Proceeds from sale of fixed assets                                                  20,600                  -
   Purchase of Allenbach Industries, Inc., net of cash acquired                       125,971                  -
   Purchase of Customer Software Turnkey Manufacturing, Inc.,
       net of cash acquired                                                          (123,470)                 -
                                                                              ----------------   ---------------

   Net cash used by investing activities                                           (5,273,052)        (4,961,493)
                                                                              ----------------   ---------------

Cash flows from financing activities:
   Repayments on long-term borrowings and capital lease
      obligations                                                                  (2,130,460)          (861,157)
   Repayments on notes payable - redeemable
      Common Stock                                                                          -           (346,000)
   Repayment on notes payable - redeemable
      Preferred Stock                                                                       -           (307,000)
   Repayment on Interim Financing                                                           -           (325,000)
   Proceeds from long-term borrowings                                               3,380,420          2,791,868
   Repayments on revolving line of credit, net                                       (701,608)          (107,577)
   Repayments on loans from stockholders                                                    -            (39,737)
   (Increase) decrease in subscription receivable                                   1,790,374         (1,790,374)
   Proceeds from issuance of Series A Preferred Stock                               9,352,982                  -
   Proceeds from issuance of Common Stock                                               5,112         11,317,882
   (Increase) decrease in due from related parties                                     49,954            (43,342)
   Increase in debt issue costs                                                        (8,250)          (138,471)
   Purchase of treasury stock                                                        (686,971)                 -
                                                                              ----------------   ---------------

      Net cash provided (used) by  financing activities                            11,051,553         10,151,092
                                                                              ----------------   ---------------


Increase (decrease) in cash and cash equivalents                                   (4,667,158)         5,440,148
Cash and cash equivalents,  beginning of period                                     5,706,822            266,674
                                                                              ---------------    ---------------

Cash and cash equivalents, end of period                                      $     1,039,664    $     5,706,822
                                                                              ===============    ===============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

OMNI MULTIMEDIA GROUP, INC.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS AND ORGANIZATION

         OMNI MultiMedia Group, Inc. (the "Company") was incorporated as a Delaware corporation on November 29, 1994. Upon completion of the Company's initial public offering on April 20, 1995 (Note 11), all of the stockholders of Omni Resources Corporation and 4CD's Corporation exchanged each of their shares of Common Stock, no par value, for
         6.7979521 shares and 640 shares, respectively, of the Company's Common Stock. The stockholders of Omni Resources and 4CD's Corporation are virtually identical, accordingly, the combination of the companies has been accounted for as a transfer or exchange at historical cost, similar to a pooling of interests. All common share and per share amounts included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to these transactions.

         Omni Resources Corporation was incorporated in 1981 in the Commonwealth of Massachusetts. Allenbach Industries, Inc. and Custom Software Turnkey Manufacturing, Inc. were acquired and became Omni Resources Corporation - West in fiscal 1997 (Note 15). Omni Resources Corporation together with its wholly owned subsidiary, Campbell Products Corporation, and Omni Resources Corporation - West, provide a full range of services to the software industry including CD-ROM replication, disk duplication, packaging design, printing and shipping fulfillment services.

         4CD's Corporation was incorporated in 1993 in the Commonwealth of Massachusetts. 4CD's Corporation distributes multimedia software and hardware products through direct catalog sales.

         The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The
         Company has an accumulated deficit and a net working capital deficiency, has suffered a loss from operations, and is in defaults of payment on substantially all of its loans and capital lease obligations. Accordingly, the Company's independent accountants have expressed in their report on the Company's consolidated financial statements substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. During the year ended March 29, 1997 ("fiscal 1997"), the Company's net sales and operating results decreased significantly due to the faster than expected decline in demand for software duplication services for 3 1/2 diskettes. This decline was combined with the high fixed costs inherent in a CD-ROM facility as well as high costs associated with the acceleration of the completion of the CD-ROM facility which did not become fully operational until the end of the second fiscal quarter. In addition, lower than anticipated sales performance from the West Coast and Mid West facilities acquired during the second half of fiscal 1997 added to the operating losses during fiscal 1997. As a result of the failure to achieve expected break-even operating results during the first quarter of the year ending March 28, 1998 ("fiscal 1998") combined with the cash shortages at the Company, management decided to close down the West Coast facility and wind down the operations of the Midwest facility in the first quarter of fiscal 1998. The decision to exit these facilities has resulted in an asset impairment charge of $1,686,487, which was recorded in the fourth quarter of fiscal 1997. Primarily as a result of these factors, the Company generated a loss totaling $15,759,175 for the year ended March 29, 1997. In addition, the Company has a net working capital deficiency of $15,611,470 and an accumulated deficit of $15,338,038 at March 29, 1997.

         The future viability of the Company is dependent on its ability to obtain necessary additional financing and to generate cash from operations primarily from sales of its new CD-ROM replication services. It is uncertain whether the Company can successfully manufacture and market its CD-ROM replication services or if the Company is successful, that the Company will generate revenues or be profitable from its CD-ROM replication services, thereby recovering expenditures made on related equipment and leasehold improvements. In addition, the Company is in default under the payment terms of various secured loan and lease agreements. If management is not able to negotiate the restructuring of the payment terms of these agreements or cure the default, the secured parties have the right to proceed with lien procedures. Management believes the Company has the ability to generate cash flows from operations and to reduce operating costs, and is in the process of attempting to obtain additional financing to ensure the future viability of the Company. Management is currently pursuing the following action items to achieve stability:

         * Achieve break-even levels of revenues. Management intends to grow revenues by continuing to focus on building its customer base for CD-ROM replication services through its sales force of 16 people. In addition, revenues from the Company's 4CD's electronic distribution services are now beginning to be realized. In April 1997, the Company began its "Try Before You Buy" (TBYB) program in which encrypted CD-ROMs are distributed in computer and other trade magazines.

         * Expand cost reduction program. Management has implemented a stringent cost reduction program, which includes reductions in workforce (e.g. non-essential employees in the print shop, packout and assembly areas) and salary decreases for all key employees and further reductions in general and administrative expenses. Management has also ceased operations in both the West and Mid West facilities, which is expected to further help to reduce losses.

         * Renegotiate capital equipment loans and leases. Management is currently renegotiating with their various lenders to work out acceptable arrangements for the continuance of its loan and lease agreements.

         * Plan to raise additional capital. The Company is seeking to obtain a new credit facility which will allow it to restructure much of its debt and several equipment leases. The Company is also seeking to raise additional equity capital. The Company is currently negotiating with both lenders and sources of equity financing.

         * Work out extended payment plans with trade creditors. As the Company achieves break-even operating levels, it hopes to be able to resume normal terms with its vendors and arrange an extended plan to pay down over 60 day payables.



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying financial statements for fiscal 1997 and 1996 include the Company and its wholly owned subsidiaries, Omni Resources Corporation, Campbell Products Corporation, 4CD's Corporation and OMNI Resources Corporation-West. All significant intercompany transactions and balances have been eliminated.

         FISCAL YEAR
         The Company's fiscal year ends the Saturday closest to March 31.

         CASH AND CASH EQUIVALENTS
         The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include funds on deposit in a money market account.

         ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK
         Financial instruments which expose the Company to concentrations of credit risk consist of accounts receivable. The Company performs ongoing credit evaluations of customers' financial condition and establishes credit limits on customers' accounts. The Company generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management's expectations.

         FINANCIAL INSTRUMENTS
         The carrying amount of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable, revolving credit facility, notes payable, long-term debt and capital lease obligations approximate their fair value at the balance sheet date.

         INVENTORIES
         Inventories are stated at the lower of cost or market with cost being determined by the first-in, first-out method.

         LONG-LIVED ASSETS
         Property and equipment is stated at cost. Depreciation of fixed assets is provided using the straight-line method over the estimated useful life of the related asset ranging from 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the related asset or the term of the lease. Equipment held under capital lease is stated at the lower of the fair market value of the equipment or the present value of the minimum lease payments at the inception of the lease and is amortized on the straight line basis over the shorter of the life of the related asset or the term of the lease. Expenditures for maintenance, repairs and renewals of minor items are generally charged to expense as incurred.

         Goodwill is the excess of the cost of net assets acquired in business combinations over their fair value. The amortization period is established on the date of each acquisition, which was 5 years in fiscal 1997, amortized on a straight-line basis.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1997. For long-lived assets as to which actual operating cash results or forecasted cash flows indicate that the recoverability of the carrying amount of such assets may be impaired, the Company compares estimated expected future cash flows (undiscounted and without interest charges) identified with each group of long-lived assets, as appropriate, to the carrying amount of such group of assets. If the expected cash flows are less than the carrying amount of the assets, an impairment charge is taken at that time equal to the difference between the carrying amount and the fair value of such assets.


         PREPAID EXPENSES AND OTHER CURRENT ASSETS
         Advertising costs which have been incurred for other than direct response advertising are deferred and expensed at the time the advertising first takes place. At March 30, 1996, $103,224 of deferred advertising costs were included in prepaid expenses and other current assets in the accompanying consolidated balance sheet and expensed during the year ended March 29, 1997. At March 29, 1997, there were no deferred advertising costs. In addition, at March 30, 1996, $450,000 was included in prepaid assets and other current assets, which represents a deposit on a fixed asset acquisition.


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         PREOPERATING COSTS
         Preoperating costs relating to preparing a new production facility for its intended use are deferred and amortized on a straight line basis over five years. At March 29, 1997 and March 30, 1996, $396,984 and $417,839, respectively, of deferred preoperating costs, net of amortization, are included in other assets in the accompanying consolidated balance sheet.

         REVENUE RECOGNITION
         Product revenue is recognized upon shipment of goods. Service revenue is recognized when services have been provided.

         INCOME TAXES
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. Deferred tax expense (benefit), represents the change in the net deferred tax asset or liability balance. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

         NET INCOME (LOSS) PER SHARE
         Primary net income (loss) per share is determined by dividing net income (loss), after deducting certain amounts associated with the Company's preferred stock, by the weighted average number of common shares and dilutive common share equivalents outstanding during the year. Fully diluted earnings per share is calculated the same as primary net income (loss) per share except that all conversions of preferred stock are considered to be converted as of the date of issuance whether or not the effect is anti-dilutive. Any discounts implicit in the conversion terms upon issuance of preferred stock (Note
         10) are deducted from (added to) net income (loss) to determine the amount of net income (loss) available for common stockholders.

         Common share equivalents consist of common stock which may be issuable upon exercise of outstanding stock options and warrants and the conversion of preferred stock (Notes 10 and 12). In fiscal 1997, the assumed exercise of stock options and warrants is anti-dilutive and accordingly has not been reflected in primary and fully diluted net income (loss) per share. The assumed conversion of preferred stock is anti-dilutive, and accordingly, has not been reflected in primary net income (loss) per share.

         ACCOUNTING FOR STOCK-BASED COMPENSATION
         The Company accounts for stock-based awards to its employees using the intrinsic value method as prescribed by Accounting Principles board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," through disclosure only.



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
         In February 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 128 as required in its next fiscal year and, at this time, the future adoption is not expected to have a material effect on earnings per share. The Company will implement SFAS No. 130 and No. 131 as required in fiscal 1999 which require the Company to report and display certain information related to comprehensive income and operating segments.

3.       INVENTORIES

         Inventories consist of the following:

                                                                                MARCH 29,             MARCH 30,
                                                                                  1997                  1996
                                                                                  ----                  ----

         Raw materials                                                     $        1,053,241    $       932,341
         Work-in-process                                                              155,899             20,164
         Finished goods                                                               101,830             14,160
                                                                           ------------------    ---------------

                                                                           $        1,310,970    $       966,665
                                                                           ------------------    ---------------


         In the fourth quarter of Fiscal 1997, the Company reduced the value of certain inventory held by the West Coast and Mid West operations by $275,000 to its salvage value, which management estimates to be the net realizable value.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                MARCH 29,             MARCH 30,
                                                                                  1997                  1996
                                                                                  ----                  ----

         Machinery, vehicles, furniture and office equipment               $       21,191,993    $     7,650,924
         Leasehold improvements                                                     3,569,069          2,967,017
                                                                           ------------------    ---------------

                                                                                   24,761,062         10,617,941

         Less:  accumulated depreciation                                            4,658,364          2,190,666
                                                                           ------------------    ---------------

                                                                           $       20,102,698    $     8,427,275
                                                                           ------------------    ---------------

         Included in property and equipment are the following amounts acquired under capital leases:

                                                                                MARCH 29,              MARCH 30,
                                                                                  1997                   1996
                                                                                  ----                   ----

         Machinery, furniture and office equipment                         $       11,404,717    $     3,231,285
         Less: Accumulated amortization                                             1,739,524            630,415
                                                                           ------------------    ---------------

                                                                           $        9,665,193    $     2,600,870
                                                                           ------------------    ---------------


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Depreciation and amortization expense for the years ended March 29, 1997 and March 30, 1996 totaled $2,702,120 and $533,596, respectively, including $1,109,109 and $219,571, respectively, related to capital leases. Capital lease obligations of $8,173,432 were incurred when the Company entered into leases for new equipment during 1997.

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                MARCH 29,            MARCH 30,
                                                                                  1997                 1996
                                                                                  ----                 ----

        Accrued employee compensation and benefits                         $          535,502    $       275,423
        Accrued interest                                                              153,289             46,648
        Accrued purchase consideration (Note 15)                                      468,750                  -
        Other accrued expenses                                                        454,314             10,490
                                                                           ------------------    ---------------

                                                                           $        1,611,855    $       332,561
                                                                           ------------------    ---------------

6.       CREDIT FACILITY AND LINE OF CREDIT

         In November 1995, the Company entered into a $5,000,000 credit facility ("Credit Facility") with a lending institution. The agreement consists of a term loan, an equipment expenditure facility and a revolving line of credit. The term loan agreement allows for maximum borrowings of $610,000. Borrowings under the term loan agreement bear interest at the prime rate plus 2.25% (10.75% and 10.5% at March 29, 1997 and March 30, 1996, respectively). The capital expenditures facility provides up to $1,000,000 to finance 80% of the purchase price of new equipment and is payable in monthly installments of $25,000, plus interest at the prime rate plus 2.25% (10.75% at March 29, 1997).

         The revolving line of credit is for the remaining balance of the $5,000,000 facility which is not used for the term loan and capital expenditure facility. The revolving line of credit agreement requires monthly payments of interest on the outstanding balance with the outstanding balance due at maturity, November 16, 1998. Borrowings under the revolving line of credit agreement bear interest at the prime rate plus 2.0% (10.5% at March 29, 1997). The terms of the Credit Facility agreement restrict certain transactions, including the declaration of cash dividends by the Company. Borrowings under the Credit Facility are secured by substantially all of the Company's assets.

         In addition, Omni Resources Corporation - West has a $2,500,000 revolving line of credit. Borrowings under this revolving line of credit agreement bear interest at the prime rate plus 4.0% (12.5% at March 29, 1997).


         At April 1, 1995, the Company borrowed $1,176,544 under a revolving line of credit agreement ("Line of Credit") with a lending institution. The Line of Credit allowed for a maximum borrowings of $1,500,000, subject to adjustment, and required monthly payments of interest on the outstanding balance with the outstanding balance due at maturity, June 1, 1996. During the year ended March 30, 1996 borrowings under the Line of Credit were repaid with the net proceeds of the Credit Facility.

OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.       LONG-TERM DEBT

         Long-term debt under the original terms of each agreement consists of:

                                                                                    MARCH 29,               MARCH 30,
                                                                                      1997                    1996
                                                                                      ----                    ----

      Term note payable to a finance company in monthly installments of $40,755, including interest at 12.35% to June 2001, secured by
      certain equipment                                                           $  1,634,768         $    1,637,730

      Payable to Vendor                                                                      -                175,000

      Note payable to bank in monthly  installments  of $10,921 plus interest at prime plus 2.25% (10.75% at March 29, 1997) to October
      2002                                                                             371,300                491,426

      Notes payable to banks in monthly installments aggregating $3,106, including interest, to December 1999, net rates ranging from 8% to
      11%, secured by automobiles                                                       74,829                 57,802

      Note payable to finance company in monthly installments aggregating $7,400 and escalating to $11,992, including interest at 13.0%, to
      September 2002                                                                   360,363                396,421

      Note payable to a finance company in monthly installments
      aggregating $34,237, including interest, to July 2001, net rates
      ranging from 10.2% to 10.8%, secured by equipment                              1,568,782                      -

      Note  payable to a finance  company in  monthly  installment  of $ 42,773, including interest at 12.5%, to October 1999, secured by
      equipment                                                                      1,052,430                      -

      Note payable to vendor in monthly installments of $1,474 including
      interest at 14% to February 2002, secured by equipment                            63,329                      -

      Note  payable to bank in monthly  installments  of $25,000  plus  interest payable monthly at prime plus 2.25% (10.75% at March 29,
      1997)                                                                            200,000                      -
                                                                            ------------------      -----------------
                                                                                     5,325,801              2,758,379
      Less current portion                                                           4,827,900                550,900
                                                                              $        497,901       $      2,207,479
                                                                              ----------------       ----------------

         During the year ended March 30, 1996, the Company entered into a financing agreement with a finance company which permits the company to borrow up to $1,812,730 for the purpose of financing the acquisition and reimbursing the purchase of certain equipment. At March 30, 1996, $175,000 of the related equipment had been purchased, and the Company financed this amount under the financing agreement during the year ended March 29, 1997.



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         In connection with the issuance of certain debt the Company has a balance of capitalized net costs of $308,563 and $207,620 at March 29, 1997 and March 30, 1996, respectively. Amortization is provided using the interest method over the term of the related borrowings. Upon repayment of one term note payable and Line of Credit, during the year ended March 30, 1996, the related capitalized costs were written off.

         Maturities of long-term debt, excluding capital lease obligations (Note
         8), for years subsequent to March 29, 1997 are as follows:

           1998                                                 $ 4,827,900
           1999                                                     236,300
           2000                                                     243,600
           2001                                                      17,000
           2002                                                       1,001
                                                                -----------
                                                                $ 5,325,801
                                                                ===========

         The Company is in default under the payment terms of several loan agreements, consequently $3,579,000 of debt payments (excluding capital lease obligations, Note 8) have been reclassified as currently payable at March 29, 1997. Management is currently negotiating to restructure the payment terms of these loan agreements.

         Interest paid for current and long-term debt in the aggregate was $1,342,025 and $351,133 during the years ended March 29, 1997 and March 30, 1996, respectively. During the years ended March 29, 1997 and March 30, 1996, the Company incurred interest cost in the amount of $1,448,666 and $357,418, respectively, of which $96,400 and $148,702 had been capitalized primarily to fixed assets at March 29, 1997 and March 30, 1996, respectively.

8.       LEASES

         The Company leases its operating facility in Millbury, Massachusetts, Bloomington, Minnesota and San Jose, California and various machinery and equipment. The facility leases, which expires in 2001, are classified as operating leases. The equipment leases, which are for three to five year periods expiring at various dates through 2006 , are classified as operating or capital leases, as appropriate. The facility lease and the equipment leases require the Company to pay all maintenance, insurance and property tax costs.

         The facility lease in Millbury, Massachusetts provides the Company the option to purchase the facility for $6,000,000 ("Purchase Option"), which approximated fair value at the inception of the lease, at any time during the term of the lease. The Purchase Option price is $10,000 per month which is applied to the purchase price. At March 29, 1997, $360,000 had been paid under the Purchase Option which is classified as other assets in the accompanying consolidated balance sheet (Note 12).

         Future minimum payments under the original terms of the capital leases and noncancelable operating leases with terms of one year or more, consist of the following at March 30, 1997:


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                                  CAPITAL            OPERATING
         YEAR ENDING                                                              LEASES              LEASES

           1998 $                                                             2,895,430     $    1,664,200
           1999                                                               2,706,966          1,661,100
           2000                                                               2,705,504          1,461,000
           2001                                                               2,406,845            326,300
           2002                                                               1,565,547                  -
           Thereafter                                                           955,167                  -
                                                                        ---------------    ---------------

           Total minimum lease payments                                      13,235,459    $     5,112,600
                                                                                           ===============

           Less:  Amount representing interest                                2,997,774
                                                                        ---------------
           Present value of net minimum lease payments
           (including $9,970,000 classified as current)                    $ 10,237,685
                                                                        ===============


   The Company is in default under the payment terms of the majority of its lease agreements, consequently $8,082,000 of lease payments have been reclassified as currently payable at March 29,1997. Management is currently negotiating to restructure the payment terms of these lease agreements.

   Rent expense for the years ended March 29, 1997 and March 30, 1996 totalled $1,173,884 and $438,360, respectively.

9. INCOME TAXES

   The provision (benefit) for income taxes consists of the following for the years ended:

                                                                                 MARCH 29,             MARCH 30,
                                                                                   1997                  1996
                                                                                   ----                  ----
    Current
       Federal                                                               $    (197,768)        $     152,581
       State                                                                        46,962                34,323
                                                                             -------------         -------------

                                                                                  (150,806)              186,904
    Deferred
       Federal                                                                     (41,185)               41,413
       State                                                                         1,268                (5,854)
                                                                             -------------         --------------

                                                                                   (39,917)               35,559
                                                                             --------------        -------------

                                                                             $  (190,723)          $     222,463
                                                                             --------------        -------------


         The provision (benefit) for income taxes differs from an amount computed by applying the statutory income tax rate to pretax income, as follows, for the year ended:

                                                                                  MARCH 29,            MARCH 30,
                                                                                    1997                 1996
                                                                                    ----                 ----

    Tax provision (credit) at federal statutory rate                           (5,358,120)         $     185,865
    State tax expense, net of federal benefit                                  (1,270,741)                23,488
    Change in Valuation Allowance                                                6,352,524                     -
    Other                                                                           85,614                13,110
                                                                             -------------         -------------

                                                                             $    (190,723)        $     222,463
                                                                             --------------        -------------


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Significant components of the Company's deferred tax assets and liabilities at March 29, 1997 and March 30, 1996 are as follows:


                                                                                  MARCH 29,            MARCH 30,
                                                                                    1997                 1996
                                                                                    ----                 ----


    Deferred tax assets:
       Net operating loss                                                    $   5,237,889         $      23,944
       Depreciation and amortization                                               219,801                     0
       Investment tax credits                                                      300,817                 7,740
       Compensation related reserves                                                98,920                47,550
       Accounts receivable and inventory reserves                                  521,097                48,610
       Valuation allowance                                                      (6,378,524)              (26,000)
                                                                             --------------        --------------

           Total deferred tax assets, net                                                -               101,844

    Deferred tax liabilities:
       Depreciation and amortization                                                     -              (141,761)
                                                                             -------------         --------------

    Net deferred tax asset (liability)                                       $           -         $     (39,917)
                                                                             -------------         --------------

         The Company has provided a full valuation allowance against the deferred tax assets since realization of these future tax benefits is not sufficiently assured. If the Company achieves profitability in future periods, these deferred tax assets may be available to offset future income tax liabilities and expense.

         At March 29, 1997, for Federal income tax purposes, the Company has approximately $12,850,000 of net operating loss carryforwards that expire at various dates through 2012, and for state income tax purposes, the Company has approximately $13,550,000 of net operating loss carryforwards that expire at various dates through 2002. However, as a result of the conversion of the Series A Preferred Stock into Common Stock in fiscal 1997 (Note 10), a change in ownership has occurred as defined by the Internal Revenue Code which may significantly restrict future annual utilization of the Company's federal NOL carryforwards. Subsequent changes in ownership could further affect the limitation in future years.

         The Company made income tax payments of $221,485 and $80,444 in fiscal 1997 and 1996, respectively.

10.      STOCKHOLDERS' EQUITY

         COMMON STOCK
         The Company has authorized 14,000,000 shares of $.01 par value common stock ("Common Stock"). Each share entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are entitled to receive dividends, if any, as may be declared by the Board of Directors.

         On April 20, 1995, the Company's Registration Statement filed with the Securities and Exchange Commission to register up to 1,138,500 Units (148,500 of which are subject to overallotment provisions) was declared effective. Each unit consists of one share of the Company's Common Stock and one Redeemable Warrant.



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The Company has reserved 1,527,500 shares of common stock for issuance under its common stock warrants and option plans (Note 11).

         PREFERRED STOCK
         The Company has authorized 1,000,000 shares of $.01 par value preferred stock ("Preferred Stock"). Shares of Preferred Stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the board may determine from time to time.

         On May 24, 1996, the Company designated 1,050 shares of its 1,000,000 shares of authorized Preferred Stock, $.01 par value, as Series A Preferred Stock ("Series A Preferred Stock").

         On May 28, 1996, the Company issued 1,050 shares of Series A Preferred Stock, $.01 par value, resulting in gross proceeds of $10,500,000. In connection with this private placement, the Company granted warrants to purchase 108,808 shares of Common Stock to the placement agent at an exercise price of $9.65 per share. As of March 29, 1997, 995 shares of the Series A Preferred Stock were converted into 6,015,039 shares of common stock.

         The characteristics of the Company's Series A Preferred Stock were as follows:

         DIVIDENDS
         The Series A Preferred Stock bear no dividends.

         VOTING RIGHTS
         The holders of the Series A Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which such stockholder's preferred shares are convertible subject to certain restrictions as stated in the agreement.

         LIQUIDATION
         In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to a distribution immediately after any senior securities but prior to any junior securities (i.e. Common Stock) at a liquidation price per share equal to the sum of the original purchase price of $10,000 per share plus 8% per annum.

         REDEMPTION
         At the Company's option, the Company may redeem any or all of the outstanding Preferred Stock, subject to certain provisions, commencing on May 28, 1997 through May 27, 1999, at a redemption price ranging from 115% to 130% of the original purchase price of $10,000 per share depending on the date of redemption as stipulated in the agreement.

         In addition, at the Company's option, the Company may also redeem any or all of the outstanding Preferred Stock, subject to certain provisions, upon notice of conversion by the holders of the Series A Preferred Stock at a redemption price equal to the liquidation price divided by the conversion price multiplied by the closing bid price on the date of conversion.

         CONVERSION
         The Series A Preferred Stock will automatically convert to Common Stock at the end of the three years if not converted earlier by the holder. The conversion rate is the liquidation price divided by the lower of $9.65 per share or a 15% discount to the closing bid price of the Company's Common Stock for the five trading days preceding the date of conversion subject to certain adjustments as specified by the agreement.



         The Series A Preferred Stock may be converted into Common Stock at the option of each preferred stockholder at the conversion rate stated above in amounts not to exceed 33 1/2% on or after July 29, 1996, 66 2/3% on or after August 28, 1996 and all previously unconverted Series A Preferred Stock on or after September 27, 1996.

         The estimated discount of $1,853,000 implicit in the conversion terms at the date of issuance of the Series A Preferred Stock, based upon the average of the quoted bid price of the Company's Common Stock for the five trading days preceding the date of issuance, has been included in the computation of net income (loss) per share (Note 2). In the computation of net income (loss) per share, the discount is accounted for as a dividend to preferred stockholders and is recognized on a pro-rata basis over the period beginning with the issuance of the security to the date that conversion can occur.

         Shares of Preferred Stock may be issued at the discretion of the Board of Directors of the Company with such designations, rights and preferences as the Board may determine from time to time. The Preferred Stock may have voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions which may be more expansive than those of the Common Stock. There were no shares of Preferred Stock issued and outstanding at March 30, 1996.



11.      COMMON STOCK WARRANTS AND OPTION PLANS

         COMMON STOCK WARRANTS
         In connection with the initial public offering the Company issued 1,285,000 redeemable warrants which allowed the holder to purchase one share of common stock, exercisable 90 days after the effective date of the Company's initial public offering at 130% of the initial public offering price of $5.10 per unit (Note 10) for a period of 5 years ("Redeemable Warrants"). Commencing January 20, 1996, the Company could have redeemed the Redeemable Warrants at $.20 per Redeemable Warrant on 30 days written notice provided that the market price per share of Common Stock equals or exceeds $7.65 for 20 consecutive trading days ending within 10 days prior to the notice of redemption. All of the redeemable warrants were exercised in fiscal 1996.

         In November 1996, the Company issued 300,000 redeemable warrants to certain of its advisors and Series A preferred Shareholders in connection with the issuance of the Series A Preferred Stock. The warrants are exercisable at a price per share equal to $2.00. The Company may redeem such warrants at a redemption price of $.01 if the average closing price of the common stock equals or exceeds $3.50 for ten consecutive trading days. The warrants expire on December 31, 1998. The fair value of these warrants is $200,000, which has been reflected as non-employee compensation during the year ended March 29, 1997.

         UNDERWRITER'S  WARRANTS
         Upon the effectiveness of its initial public offering, the Company had agreed to sell to the Underwriter, for nominal consideration, the Underwriter's Warrant, which conferred the right to purchase up to 99,000 units. Each unit consists of one share of the Company's Common Stock and one Redeemable Warrant to purchase one share of the Company's Common Stock ("Unit"). The Underwriter's Warrant is exercisable at 145% of the initial public offering price $5.10 per Unit for a period through April 20, 2000. The Underwriter's Warrant contains certain



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         provisions for adjustment of the exercise price and the number of Units issuable upon the exercise thereof upon the occurrence of certain events.

         1994 STOCK OPTION PLAN
         The Company approved its 1994 Stock Option Plan (the "1994 Plan") effective December 1, 1994. The 1994 Plan provides for the granting of nonqualified and incentive stock options to employees and others (excluding non employee directors). The Company has 270,000 shares of common stock reserved for grant under the 1994 Plan. The option price for each stock option shall be determined by the Company's Board of Directors which, in the case of incentive stock options, shall not be less than fair market value of the Common Stock at the date of grant with certain provisions which increase the option price to 110% of the fair market value of the Common Stock if the grantee owns in excess of 10% of the Company's Common Stock at the date of grant and, in the case of nonqualified stock options, shall not be less than the par value of the Common Stock. Options under the 1994 Plan are for a term and vest over periods to be determined at the discretion of the Board of Directors, however, the term of the incentive stock options may not exceed 10 years.

         On November 7, 1996, the Company's Board of Directors authorized the granting and immediate vesting of 475,581 non-qualified options to purchase common stock with an exercise price of $1.625, the then fair market value of the Company's Common Stock, to certain officers of the Company outside of the 1994 Plan. Terms are similar to those of the 1994 Plan.

         On November 6, 1996 and February 11, 1997, the Compensation Committee of the Board of Directors of the Company determined that, because certain stock options held by officers and employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired incentive to officers and employees. Accordingly, the Compensation Committee modified the exercise price options to purchase 86,435 and 735,030 shares of common stock on November 6, 1996 and February 11, 1997, respectively. As a result of such modification, the average exercise price of such options was changed from $6.125 per share to $1.69 per share on November 6, 1996 and from $2.11 per share to $1.00 per share on February 11, 1997, respectively. The fair market value of the Company's common stock at the close of the market was equal to the modified exercise price on November 6, 1996 and February 11, 1997.

         The following table summarizes activity in the Company's 1994 Plan and non-qualified stock options during fiscal years 1996 and 1997:

                                                               Weighted-average
                                                   Options      exercise price

      Options outstanding April 2, 1995               --               $ ----

        Options granted                             186,435            $ 5.58
                                                    -------

      Options outstanding March 30, 1996            186,435            $ 5.58

        Options granted                           1,371,785            $ 1.29
        Options cancelled                          (823,190)           $ 2.53
        Options exercised                            (4,640)           $ 1.45
                                                    -------

      Options outstanding March 29,  1997           730,390            $ 1.00
                                                    -------

         At March 29, 1997, 690,395 options to purchase Common Stock were exercisable. The weighted average contract life of outstanding options was 9.33 years at March 29, 1997.



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The fair value of each option grant was estimated on the date of grant using the Black Scholes option valuation model based upon the following assumptions: dividend yield - 0%; risk free interest rate of 6.1% -6.3% and 6.2% -6.9% for fiscal 1997 and 1996 option grants, respectively, expected option term - 5 years, and weighted average expected volatility of 65%. The weighted average fair value was $.78 and $3.38 for options granted in fiscal 1997 and 1996, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows for the year ended:

                                                   MARCH 29,        MARCH 30,
                                                     1997             1996
                                                 -----------       ----------

         Pro forma net loss                     ($16,562,175)       ($50,800)
         Pro forma net loss available to
           common shareholders                  ($18,415,175)       ($50,800)
         Pro forma net loss per common share:
            Primary                                   ($2.89)         ($0.02)
            Fully diluted                             ($2.05)         ($0.02)

         There was no compensation expense recorded in the Company's statement of operations related to stock based employee compensation awards for the year ended March 29,1997 and March 30, 1996. Because additional option grants are expected to be made each year and options vest over several years, the pro forma impact on the years ended March 29, 1997 and March 30, 1996 are not necessarily representative of the pro forma impact on reported net income or loss for future years.

         At March 29, 1997, options to purchase 8,826 shares of common stock were available for future grant under the 1994 Plan.

         The Company has issued 48,000 options to purchase common stock to certain of its advisors in connection with the initial public offering. The options are exercisable at a price per share equal to 105% of the initial public offering price per unit and expire five years from the effectiveness of the initial public offering.

         1994 DIRECTOR FORMULA STOCK OPTION PLAN
         The Company approved the adoption of the 1994 Director Formula Stock Option Plan (the "Formula Plan") effective April 1, 1995. The Formula Plan provides for granting of options to non-employee members of the Company's Board of Directors. The Company has reserved 20,000 shares of common stock for grant under the Formula Plan. There are no options issued or outstanding under the Formula Plan. The option price for each stock option shall be not less than fair market value on the date of grant.


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.      RELATED PARTY TRANSACTIONS

         NOTES RECEIVABLE FROM STOCKHOLDERS
         In January 1990, the principal stockholders of the Company formed North Stratford Oil Corporation ("North Stratford") and its wholly owned subsidiary Campbell Envelope Co., Inc. ("Campbell Envelope"). These affiliates of the Company borrowed approximately $3.2 million from a bank to finance the acquisition of an envelope business, land and general working capital requirements. These loans were personally guaranteed by the principal stockholders of the Company. In March 1992, Campbell Envelope and North Stratford ceased doing business and sold off their assets. The proceeds from the sale of the assets were used to reduce the balance of the loans to $1.3 million. Campbell Envelope and North Stratford restructured their debt agreement with the bank in March 1992, which included, among other items, the addition of the Company as a guarantor of the loan and payment terms of 40 quarterly payments of $25,000 in principal and monthly payments, interest at the lower of prime plus 1% or 8.5% (the "Scheduled Payments").

         The principal stockholders have made the Scheduled Payments under this loan through funds advanced to them by the Company. Additionally, the Company advanced the majority stockholders $325,000 from the proceeds of the term loan (Note 7), which was used to fully satisfy the contingent liability outstanding. The majority stockholders issued promissory notes to the Company for net amounts advanced to them relating to the satisfaction of the Scheduled Payments and the contingent liability totalling $489,419. These notes are payable on December 31, 1999 and bear interest at 6.32% per annum. The related interest income recognized in each of fiscal years 1997 and 1996 was $30,400. If the principal stockholders sell any shares of Common Stock of the Company prior to the satisfaction of these notes, the net proceeds must first be used to satisfy any outstanding amounts due the Company. Those shareholders owned an aggregate of 957,078 shares of Common Stock at March 29, 1997.

         FACILITY LEASE FROM DIRECTOR
         The Company's facility lease is with a corporation in which a director of the Company is a stockholder and director. The lease is for a term of 87 months and expires in 2001. Future commitments under the lease subsequent to March 29, 1997 are as follows:

        FISCAL

        1998                                                  $  595,260
        1999                                                     595,260
        2000                                                     595,260
        2001                                                     148,815

         Rent expense on this facility for the fiscal years ended March 29, 1997 and March 30, 1996 was $560,164 and $366,554, respectively (Note 8).

         LEGAL SERVICES FROM FORMER DIRECTOR
         The Company received legal services from a law firm in which a former director of the Company is a partner. In connection with the legal services rendered to the Company during the past two years, the former director's law firm had received legal fees of approximately $ 485,445.

13.      INDUSTRY SEGMENT AND SIGNIFICANT CUSTOMERS

         The Company operates in a single segment: software duplication, packaging and fulfillment.

         During the year ended March 29, 1997, one customer accounted for approximately 16% of the Company's net sales, and during the year ended March 30, 1996, three customers accounted for approximately 45%, 18% and 11%, respectively, of the Company's net



OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         sales.  Additionally,   two  customers'  accounts  receivable  balances
         accounted for 39% and 11%, respectively, of the Company's accounts receivable balance at March 30, 1996. The Company had two product lines within its operating segment, CD-ROM replication and diskette duplication, which accounted for approximately 85% and 15% of net sales, respectively, for fiscal 1997. In fiscal 1996, substantially all of the Company's net sales related to diskette duplication services.

14.      COMMITMENTS

         EMPLOYMENT AGREEMENTS
         As of January 1, 1995, the Company entered into employment agreements with Paul F. Johnson, Robert E. Lee and Richard A. Pilotte. The employment agreements provide for annual base salaries aggregating $485,000; additionally, each of Messrs. Johnson, Lee and Pilotte is entitled to a monthly automobile lease allowance not to exceed $1,800; a one-time home office allowance of up to $10,000 for office machines and furnishings; life and disability insurance and certain other benefits as may be determined by the Compensation Committee of the Company's Board of Directors.

         Each of the above individuals is also entitled to receive three year's base salary as severance in the event his employment is terminated without cause. In the event of a change in control in the Company (defined as any individual or entity not a current stockholder of the Company or affiliated with the Company acquiring 50% or more of the Company's outstanding shares of Common Stock), each individual will receive certain benefits including an annual compensation of $300,000 in base salary, an equal one-third share in a performance bonus equal to twenty percent of net income of the Company before income taxes, amortization and depreciation, and an executive fee equal to $100,000 in exchange for a covenant not to compete.

15.      ACQUISITIONS
         On October 4, 1996, the Company acquired the net assets of Allenbach Industries, Inc., a software manufacturing and fulfillment company with operations in California and Minnesota. The aggregate purchase price of $300,000 consisted of $150,000 in cash and $150,000 of common stock of Omni Multimedia Group Inc. In addition on March 1, 1997 the Company acquired the net assets of Custom Software Turnkey Manufacturing, Inc.
         (CSTM), a software manufacturing and fulfillment company with operations in Minnesota, in exchange for 100,000 shares of Omni Multimedia Group, Inc. common stock. Allenbach Industries and CSTM collectively comprise Omni Resources Corporation - West. The Company guaranteed the former CSTM shareholders a minimum exchange price of $6.00 per share, if they have not sold or transferred any of the Company's shares by February 28, 1999. This guarantee was included as part of the purchase price consideration in the CSTM acquisition.

         The acquisitions of Allenbach Industries, Inc. and CSTM have been recorded in accordance with the purchase method and, accordingly, the purchase price plus the Company's direct acquisition costs of $218,968 have been allocated to the assets and liabilities based on their estimated fair values at the date of acquisition. The fair value of assets acquired was $4,283,497 including cash of $160,727 and the liabilities assumed totaled $4,128,846. Goodwill of $242,368 and $698,403 were recorded on the acquisition dates of October 4, 1996 and March 1, 1997, respectively, to be amortized ratably over a five year period from date of acquisition. The results of operations and cash flows of Allenbach Industries, Inc. and CSTM are included in the results of operations and cash flow of the company from the dates of acquisition.


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Unaudited pro forma data showing net sales, net loss and net loss per share as if the acquisitions were completed at the beginning of the periods presented is not shown as such information is not considered meaningful given management's decision to close down or wind down the operations of these facilities in the first quarter of fiscal 1998 (Note 1 and 17).


16.      IMPAIRMENT  LOSS ON  LONG-LIVED  ASSETS

         The Company recognized an impairment loss of $2,261,611 in fiscal 1997 for those long-lived assets or groups of assets where the sum of the estimated expected future cash flows (undiscounted and without interest) is less than the carrying amount of such assets or groups of assets. Of this impairment loss, $940,771 and $745,716 relates to the write-off of goodwill and diskette duplication equipment, respectively, in connection with management's decision in the first quarter of fiscal 1998 to close down the West Coast facility and wind down the operations of the Mid West facility (Note 1 and 17). The remaining $575,124 of impairment loss relates to the write-off of diskette duplication equipment located in the Omni-East Millbury facility. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The Company estimates fair value for equipment based on estimated salvage value upon disposition in a secondary market.


17.  SUBSEQUENT  EVENTS

         During June 1997, management decided to close down the West Coast facility and wind down the operations of the Mid West facility. This decision was based on the cash shortages of the Company and failure of Omni Resources Corporation - West management to achieve forecasts of break even in the first quarter of fiscal 1998. Based on current negotiations with landlords for both the West Coast and Mid West facilities, the Company expects to be relieved of all long-term lease guarantees. If the Company is unsuccessful in its negotiations with the landlords, management estimates that the remaining lease obligation would be $1,977,757, in the aggregate, as of June 28, 1997 in accordance with the lease agreements. Any obligations arising from management's decision to exit the West Coast and Midwest facilities will be recorded in the first quarter of fiscal 1998. Asset impairment charges related to these facilities were recorded during the year ended March 29, 1997 (Note 16).


OMNI MULTIMEDIA GROUP, INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

18.      RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL INFORMATION
         On May 28, 1996, the Company issued 1,050 shares of Series A Preferred Stock resulting in gross proceeds of $10,500,000 (Note 10). On the date of issuance, a discount of $1,853,000 was implicit in the conversion terms. According to generally accepted accounting principles, this discount should be accounted for as a dividend to preferred stockholders and should be recognized on a pro-rata basis over the period beginning with the issuance of the security to the date that conversion can occur. In the unaudited financial statements included in the Company's previously filed Form 10-QSB for the quarterly periods ended June 29, 1996, September 28, 1996 and December 28, 1996, primary net loss per share was computed by dividing net loss by the weighted average number of common and dilutive common share equivalents outstanding during the period. Fully diluted net loss per share was calculated the same as primary net loss per share except that all conversions of preferred stock were considered to be converted as of the date of issuance whether or not the effect is anti-dilutive.

         As the discount implicit in the conversion terms of the Series A Preferred Stock was not included in the previously reported primary and fully diluted net loss per shares, the Company has restated its unaudited quarterly financial statements included in Form 10-QSB for the quarterly periods ended June 29, 1996, September 28, 1996 and December 28, 1996 to properly record primary and fully diluted net loss per share for each period presented. Net loss for each of the quarterly and year to date periods in fiscal 1997 remains unchanged. The impact of the discount adjustments on the Company's net loss per share amounts as originally reported is summarized below:

                                                                             FISCAL 1997
                                                                             -----------
                                      FIRST QUARTER            SECOND QUARTER                    THIRD QUARTER
                                      -------------            --------------                    -------------
                                       THREE MONTHS     THREE MONTHS      SIX MONTHS      THREE MONTHS       NINE MONTHS
                                          ENDED            ENDED             ENDED            ENDED            ENDED
                                         JUNE 29,       SEPTEMBER 28,     SEPTEMBER 28,    DECEMBER 28,      DECEMBER 28,
                                           1996            1996               1996            1996               1996
                                           ----            ----               ----            ----               ----

Net loss available to
 common stockholders:
         As reported                    (1,820,004)      (2,824,993)       (4,644,997)      (3,465,321)       (8,110,318)
         As restated                    (2,489,122)      (4,008,817)       (6,497,939)      (3,465,321)       (9,963,260)

Primary net loss per
  share:
         As reported                         (0.47)           (0.70)            (1.17)           (0.44)            (1.55)
         As restated                         (0.64)           (0.99)            (1.63)           (0.44)            (1.90)

Fully diluted net loss per
  share
         As reported                         (0.47)           (0.64)            (1.05)           (0.37)            (0.95)
         As restated                         (0.64)           (0.90)            (1.52)           (0.37)            (1.17)



