Form 10QSB
period 1997-06-28
OMNI MULTIMEDIA GROUP INC
filed 1997-08-14
CIK 933586

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 28, 1997
                         Commission file number 1-13656



                           OMNI MULTIMEDIA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)



                   Delaware                    04-2729490
           (State of Organization)         (I.R.S. Employer
                                        Identification Number)

                                 50 Howe Avenue
                          Millbury, Massachusetts 01527
                                 (508) 581-1000

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


      Class                                      Number of Shares Outstanding
                                                 as of August 14, 1997

      Common Stock, $.01 par value               10,119,211







                           OMNI MULTIMEDIA GROUP, INC.
                                      INDEX


Part I.   Financial Information.

Item 1.   Financial Statements                                             Page

Condensed Consolidated Balance Sheet -
as of March 29, 1997 (Audited) and June 29, 1997 (Unaudited)                 2

Condensed  Consolidated  Statements of Operations  (Unaudited)
for the three month period ended June 28, 1997 and June 29, 1996             4

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended June 28, 1997 and June 29, 1996                   5

Notes to Condensed Consolidated Financial Statements                         6
         Basis of Presentation
         Significant Events
         Recently Enacted Accounting Pronouncements

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                7


Part II.  Other Information.                                                10

Item 1.  Legal Proceedings
         [Not applicable.]

Item 2.   Changes in Securities
         [Not applicable.]

Item 3.   Defaults Upon Senior Securities
         [See Management Discussion and Analysis of Financial Condition and Results of Operations.]

Item 4.   Submission of Matters to a Vote of Security-Holders
         [No matters have been submitted to a vote of security-holders during the period covered by this report.]

Item 5.   Other Information
         [Not applicable.]

Item 6.   Exhibits

Signatures                                                               11-12


                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------

                                                    June 28,         March 29,
                                                     1997              1996
                                                  (Unaudited)        (Audited)
                                                  -----------       -----------

Current Assets
  Cash and cash equivalents                       $    73,844       $ 1,039,664
  Accounts receivable, net of
     allowance for doubtful accounts
     $ 470,000 for June 28, 1997
     and $550,000 at March 29, 1997                 4,158,498         3,232,047
 Inventories                                        1,170,002         1,310,970
  Prepaid expenses and other
      current assets                                  672,183           710,477
Refundable incomes taxes                                   --                --
                                                  -----------       -----------
                                                    6,074,527         6,293,158
                                                  -----------       -----------


Property and equipment, net                        19,814,515        20,102,698
Due from related parties                              490,409           482,807
Other assets, net                                   1,319,797         1,376,395
                                                  -----------       -----------

                                                  $27,699,248       $28,255,058
                                                  ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     June 28,         March 29,
                                                      1997              1997
                                                   (Unaudited)        (Audited)
                                                   -----------        ---------
Current liabilities
   Accounts payable                               $ 4,293,650       $ 3,697,552
   Line of credit                                   2,603,202         1,797,321
   Current portion of long-term debt
     and capital lease obligations                 16,078,966        14,797,900
   Accrued expenses                                 1,922,872         1,611,855
                                                  -----------       -----------
                                                   24,898,690        21,904,628
                                                  -----------       -----------

Long-term debt                                             --           497,901
Capital lease obligations                                  --           267,685
                                                  -----------       -----------



Stockholders' Equity

Convertible Preferred stock; $.01 par value;
 1,000,000 shares authorized;  1050 shares of Series A
 Preferred shares issued and 0 shares outstanding

Common Stock; $.01 par value;
 14,000,000 shares authorized; 10,192,348
 shares issued and outstanding at
 June 28, 1997 and 10,119,211 shares issued
 and outstanding at March 29, 1997                    101,191           101,191

Additional paid-in-capital                         20,821,691        20,821,691
Retained earnings (accumulated deficit)           (18,122,324)      (15,338,038)
                                                  -----------       -----------

                                                    2,800,558         5,584,844
                                                  -----------       -----------
                                                  $27,699,248       $28,255,058
                                                  ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                     June 28, 1997              June 29, 1996
                                                     -------------              -------------
Net sales                                            $  5,508,649               $  2,432,189
Cost of goods sold                                      6,153,177                  2,911,317
                                                     ------------               ------------
   Gross profit(loss)                                    (644,528)                 (479,128)

Operating expenses
   Selling                                              1,222,823                   640,860
   General and administrative                           1,755,008                   679,605
                                                     ------------               ------------
                                                        2,977,831                 1,320,465

Loss from operations                                   (3,622,359)               (1,799,593)
   Other income                                         1,374,422                    96,143
                                                     ------------               ------------
                                                       (2,247,937)               (1,703,450)

Other expenses, net
   Interest expense                                       501,666                    82,130
   Other expense, net                                      34,683                    34,424
                                                     ------------               ------------
                                                          536,349                   116,554

Loss before income taxes                               (2,784,286)               (1,820,004)

Income tax provision                                           --                        --
                                                     ------------               ------------

Net loss                                             $ (2,784,286)              $ (1,820,004)

Net loss per common shares and
   equivalents
         Primary                                     $       (.27)              $       (.47)
         Fully diluted                               $       (.27)              $       (.47)


Weighted average common shares
   and equivalents outstanding
         Primary                                       10,154,574                  3,889,950
         Fully diluted                                 10,192,348                  3,889,950


       The accompanying notes are an integral part of these consolidated financial statements.


                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                      June 28,1997              June 29, 1996
                                                      ------------              -------------
Cash flows from operating activities:
 Net loss                                            $ (2,784,286)              $ (1,820,004)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                  1,194,835                    413,310
         Provision for losses on accounts receivable       34,395                     15,000
         Gain on disposal of fixed assets                      --                       (590)
         (Increase) decrease in accounts receivable      (960,846)                    24,212
         Decrease in inventories                          140,968                     87,359
         Decrease in prepaid expenses and other
            current assets                                 24,294                     28,100
         Increase in refundable income taxes                   --                    (15,850)
         (Increase) decrease in other assets               15,373                    (71,663)
         Increase (decrease) in accounts payable          709,778                   (468,450)
         Increase (decrease) in accrued expenses          311,017                    (42,384)
         Decrease in income taxes payable                      --                   (190,063)
                                                     ------------               ------------

             Net cash used in operating activities     (1,314,472)                (2,041,023)

Cash flows from investing activities:
         Expenditures for property and equipment         (243,703)                (3,806,076)
         Proceeds from sale of fixed assets                    --                     18,100
                                                     ------------               ------------
   Net cash used in investing activities                 (243,703)                (3,787,976)
Cash flows from financing activities:
         Repayments on long-term borrowing
            and capital lease obligations                (205,924)                  (211,958)
         Proceeds from long term borrowing                     --                  1,094,500
         Advance (repayments) on revolving line
            of credit, net                                805,881                   (455,714)
         Decrease in subscription receivable                   --                  1,790,374
         Proceeds from issuance of Convertible
            Preferred Stock                                    --                  9,381,962
         Increase in due from related parties              (7,602)                   (7,356)
         Increase in debt issue costs                          --                   (20,850)
                                                     ------------               ------------
            Net cash provided by financing activities     592,355                11,570,958

 Increase (decrease) in cash and cash equivalents        (965,820)                5,741,959
 Cash and cash equivalents, beginning of period         1,039,664                 5,706,822
                                                     ------------               ------------
 Cash and cash equivalents, end of period                 $73,844               $11,448,781
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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results of operations for the three month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1998.

For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 28, 1997, contained in the Company's Annual Report on Form 10-KSB.

Net loss per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.


Note 2.           Significant Events

         Acquisitions. In October 1996, the Company purchased the assets of Allenbach Industries, a California company with manufacturing facilities in San Jose, California and Bloomington, Minnesota. In March 1997, the Company purchased CSTM Corporation, a California company. Using the facilities and manufacturing capabilities of Allenbach and the sales and marketing capability of CSTM, as well as a customer base of approximately $8,000,000, the Company planned to develop a strong West and Midwest market position. These entities were forecast to achieve $18,000,000 in profitable sales for FY 1998. During the first quarter of Fiscal 1998, the companies failed to achieve breakeven sales levels forecasted by their management. This, combined with shortage of operating funds caused by inability to raise additional capital in a timely manner, forced the Company to close the West Coast facility at the end of June and sell the Midwest facility effective July 5.

         Allenbach and CSTM contributed approximately $1.8 million in sales and approximately $1,000,000 in operating losses during the First Quarter of FY 1998. The Company recognized a $1.3 million gain on the write-down of unsecured debt which was done to reflect the funds available after the liquidation of assets and payment of secured creditors. The West Coast facility was totally liquidated and the assets of the Midwest facility were sold for approximately $35,000 with the Company retaining the receivables. The Company expects no further write-offs for the elimination of these facilities other than a $175,000 reserve set up for contingencies and administration of receivables collection. Seventy-five employees at the West Coast facility and 21 employees at the Midwest facility were terminated.

         Printing Facility. During the First Quarter of FY 1998, OMNI completed a total upgrade of its in-house printing capability and brought this facility online, bringing the majority of its printing in-house at costs management believes will be lower than those being paid to outside vendors. Strong in-house printing is a positive factor for a number of OMNI's clients.




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


Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company (including the Notes thereto) appearing elsewhere in this Report. This report contains "forward-looking statements" regarding financial ond operating projections for the Company within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The following forward-looking statements include certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential investors are urged to carefully consider the risks associated with an investment in the Company's securities, including continuing losses, working capital deficit, significant debt service and competition.

Three Months Ended June 28, 1997 ("First Quarter 1998") compared to the Three Months Ended June 29, 1996 ("First Quarter 1997").

Net sales increased to $5,508,649 for First Quarter 1998, an increase of $ 3,076,460 or 126% over net sales of $2,432,189 in First Quarter 1997. This sales differential reflects the precipitous drop-off of the 3.5" floppy disk business in First Quarter 1997 as compared to the growing OMNI compact disc replication and fulfillment business in the First Quarter 1998. First Quarter 1998 sales results also include approximately $230,000 of 4CDs Corporation online catalog and encrypted CD-ROM sales. 4CDs was not significantly active in First Quarter 1997. Sales in First Quarter 1998 also reflect the CSTM and Allenbach acquisitions. These companies contributed approximately $1.8 million in sales during this quarter. Without sales from these now discontinued operations, sales for the First Quarter 1998 would have been approximately $3,700,000 or an increase of approximately 52%

Cost of goods sold in both periods exceeded sales revenues. In First Quarter 1997, there was a severe drop-off in sales without a proportionate reduction in manufacturing costs. The manufacturing costs were not reduced in First Quarter 1997 as the staff was retained, and in fact increased, in preparation for an accelerated program to bring the compact disc replication facility online. In First Quarter 1998, manufacturing costs reflect large capital investment to support compact disc replication and in-house printing as well as the necessary technical staff to operate these areas. Due to a high percentage of fixed costs, the manufacturing break-even level for OMNI in First Quarter 1998 was approximately $7.2 million. It is anticipated that the elimination of the West and Midwest operations will lower this threshold to approximately $5 million in the Second Quarter of 1998 (assuming a similar product mix). Salary reductions and layoffs implemented in July should reduce the break-even level by and additional $400K for the Second Quarter of 1998.

Selling expenses in First Quarter 1998 of $1,222,823 were approximately $600,000 higher than in First Quarter 1997, reflecting the sales and marketing operations of OMNI as well as the Midwest and West Coast facilities, which combined, had 16 sales people as well as the 4CDs operation which had stepped up its promotion and advertising. Consolidating operations into the East Coast facility, combined with a sales force reduction from 16 to 6 people as well as salary cuts and reduced promotional expenses should lower selling expenses by $500,000 in the Second Quarter of 1998.

General and administrative expenses of $1,755,008 exceeded the same period last year by approximately $1.1 million, reflecting primarily the increased staffing which accompanied the addition of the Midwest and West Coast facilities as well as stepped-up auditing, legal, promotional and MIS support. The cost reduction efforts and closing of facilities should reduce general and administrative expenses by $500,000 in the Second Quarter of 1998.

The Company continues to have an accumulated deficit, a net working capital deficiency, and is in arrears in payment of a number of its loans and capital lease obligations in First Quarter 1998. The Company is actively addressing these areas and is taking a number of steps to reduce operating losses and raise capital. The Company believes that continuing increased sales levels with the potential for profitability in the next few quarters and is pursuing the following actions to achieve financial stability:

Achieve break-even  levels of revenues.  Management  intends to grow revenues by continuing to focus on building its customer base for CD-ROM replication services through its remaining sales force of 6 people. In addition, revenues from the Company's 4CDs electronic distribution services are beginning to be realized. In First Quarter 1998, 4CDs revenues of $230,000 exceeded total revenues of FY 1997. The Company's revenues in July were approximately $1.9 million, of which 4CDs contributed $350,000. Sales for both OMNI and 4CDs are expected to continue to trend upwards, reaching break-even or possible profitability depending on product mix, in September, 1997. Should this sales trend continue, of which there can be no assurance, management anticipates that the company will be profitable in the last two quarters of FY 1998.

Cost reduction program. Management has implemented a cost reduction program, which includes reductions in workforce (e.g. non-essential employees in the print shop, packout and assembly areas) and salary decreases for all key employees and further reductions in general and administrative expenses. Management has also ceased operations in both the West and Midwest facilities, which should reduce losses by approximately $800,000 per quarter. Material costs had been reduced from 48% to 30% during First Quarter 1998, reflecting full utilization of the facility, increased pricing and broader product mix. This activity has reduced the expected break-even sales range from the $3-3.5 million level to the $2-2.5 million range.

Renegotiate  capital  equipment  loans  and  leases.   Management  is  currently
     renegotiating with its various lenders to work out acceptable arrangements for the continuance of its loan and lease agreements. The Company expects cash flow to turn positive before interest and principal payments on its fixed debts and currently anticipates that this can be achieved in the Second Quarter of 1998. In such an event, the Company should be able to resume interest and principal payments on its fixed debts in September, 1997. While it cannot be assumed that all of the Company's asset-





     based lenders will cooperate until September, management believes that sales growth and positive cash flow will greatly assist its efforts to attain continued support from asset-based lenders.

Raiseadditional capital. The Company is seeking to obtain a new credit facility which will allow it to restructure much of its debt and several equipment leases. The Company is also seeking to raise additional equity capital. The Company is currently negotiating with both lenders and sources of equity financing. Continued sales growth, positive cash flow and demonstrated progress toward profitability enhances the Company's chance of achieving this goal.

Work out extended payment plans with trade creditors. If the Company achieves break-even operating levels, it expects to be able to resume normal terms with its vendors and arrange an extended plan to pay down over 90 day payables.

Although the Company continues to receive support from its customers, as evidenced by growing sales, and believes that these goals can be achieved, there is no guarantee that this will happen. Should sales fall off or the operating line of credit be suspended, or the capital equipment be repossessed, the Company might be forced to seek protection under federal bankruptcy laws.

Liquidity and Capital Resources

The company remains critically short of operating cash due to continued losses. During the First Quarter 1998, the Company sustained its operations by extending payments to its vendors by approximately $2 million, deferring payments of interest and principal to asset-based lenders of approximately $1.3 million, and cash on-hand of approximately $1 million. The Company can only continue as long as its line of credit against receivables and inventory is active in conjunction with steadily increasing sales and continued deferment of principal and interest on fixed debt and leases. The Company anticipates that it will begin to make payments on fixed debt and interest in September, 1997, and should be in a position to begin to reduce payables and deferred lease and note payments during the Third Quarter 1998.

At June 28, 1997, the Company had total current assets of $6,074,527 and total current liabilities of $24,898,690 including approximately $ 11.5 million of its long term debt and equipment leases which have been reclassified as current liabilites. Cash used in operating activities in First Quarter 1998 was $489,898 as compared to $2,041,023 in First Quarter 1997. Cash used in investing activities was $243,703, all of which was for equipment expenditures, as compared to $3,787,976 in First Quarter 1997, all of which was for expenditures for property and equipment.

The Company has a $5 million credit facility with a lending institution consisting of a term loan, an equipment expenditure facility and a revolving line of credit, all of which are secured by substantially all of the assets of the Company. At June 28, 1997, the amounts due under the credit facility were $2,603,202 with no further sums available to borrow against under the formula for borrowing. At June 28, 1997, the Company also had other long-term debt and capital leases of $15,254,392 outstanding, used to fund equipment purchases and secured by such equipment. Due to the Company's constrained cash position, the Company is in default of payment on virtually all of its loans and capital lease obligations and has received notices of default from four lessors. The Company has been successful in obtaining agreements with virtually all of these lenders and equipment lessors to defer payments for a short term. Approximately $11.5 of debt and capital lease obligation have been reclassified from noncurrent to current liabilities as a result of the defaults. If the Company is unable to renegotiate the terms of their borrowings and capital lease obligations or to obtain additional financing, the Company might be forced to seek protection under federal bankruptcy laws.



Part II.          Other Information.

Item 1.           Legal Proceedings.

                  [Not applicable.]

Item 2.           Changes in Securities.

                  [Not applicable.]

Item 3.           Defaults upon Senior Securities.

                  [See Management Discussion and Analysis]

Item 4.           Submission of Matters to a Vote of Security-Holders.

                  [No matters have been submitted to a vote of security-holders during the period covered by this report.]

Item 5.           Other Information.

                  [Not applicable.]

Item 6.

                  Exhibit 99a.     Asset Purchase Agreement



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OMNI MULTIMEDIA GROUP, INC.




Date:   August 14, 1997             By: /s/ Robert E. Lee
                                       ----------------------------------------
                                       Robert E. Lee, Executive Vice President,
                                       Treasurer, and Chief Financial Officer


