Form 10QSB/A
period 1997-09-27
OMNI MULTIMEDIA GROUP INC
filed 1998-01-27
CIK 933586

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549



                                 AMENDMENT NO 1

                                       to

                                   FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACI OF 1934


                For the Quarterly Period Ended September 27, 1997
                         Commission file number 1-13656



                           OMNI MULTIMEDIA GROUP, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      04-2729490
          --------                                      ----------
  (State of Organization)                            (I.R.S. Employer
                                                  Identification Number)

                                 50 Howe Avenue
                                 --------------
                          Millbury, Massachusetts 01527
                                 (508) 581-1000


    (Address, including zip code, and telephone number, including area code, of issuers principal executive offices)






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






           Class                                  Number of Shares Outstanding
                                                  as of December 11, 1997

           Common Stock, S.01 par value           10,119,211

                           OMNI MULTIMEDIA GROUP, INC.
                                      INDEX






 Part I. Financial Information.

    Item 1. Financial Statements                                                Page
    Condensed Consolidated Balance Sheet -
    as of March 29, 1997 (Audited) and September 27, 1997 (Unaudited)           2-3


    Condensed Consolidated Statements of Operations (Unaudited)
    for the three month and six month periods ended
    September 27, 1997 and September 28, 1996                                   4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    for the six months ended September 77, 1997 and September 28, 1996          5


    Notes to Condensed Consolidated Financial Statements                        6-8
         Basis of Presentation
         Significant Events
         Recently Enacted Accounting Pronouncements

    Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations                               7

    Three Months Ended September ~7, 1997 ("Second Quarter 1998") compared to
    the Three Months Ended September 98.1996 ("Second Quarter 1997").           7-8

    Part II. Other Information.                                                 9

    Item 1. Legal Proceedings
            [Not applicable.]

    Item 2. Changes in Securities
            [Not applicable.]

    Item 3. Defaults Upon Senior Securities
            [See Management Discussion and Analysis.]

    Item 4. Submission of Matters to a Vote of Security-Holders
            [No matters have been submitted to a vote of security-holders during the period covered by this report.]

    Item 5. Other Information [Not applicable.]

    Signatures                                                                  10

    Computation of Per Share Earnings                                           11

    Financial Data Schedule                                                     12

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET






                                     ASSETS
                                     ------

                                                          September 27,             March 29,
                                                          1997                      1997
                                                          (Unaudited)               (Audited)
                                                          -----------               ---------
  Current Assets
   Cash and cash equivalents                           $       --                   $ 1,039,664
   Accounts receivable, net of
    allowance for doubtful accounts
    $ 700,000 for September 27,1997
    and $550,000 at March 29,1997                       3,928,036                     3,232,047
  Inventories                                             846,843                     1,310,970
  Prepaid expenses and other
   current assets                                         332,161                       710,477
                                                      ------------                  ------------
                                                        5,107,040                     6,293,158
                                                      ------------                  ------------

  Property and equipment, net                          18,657,250                    20,102,698
  Due from related parties                                574,109                       482,807
  Other assets, net                                     1,057,224                     1,376,395
                                                      ------------                  ------------
                                                      $25,395,623                   $28,255,058
                                                      ============                  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 September 27,             March 29,
                                                                 1997                      1997
                                                                 (Unaudited)               (Audited)
                                                                 -----------               ---------
  Current liabilities
   Bank overdraft                                                 $   36,524              $        --
   Accounts payable                                                4,109,865                3,697,552
   Line of credit                                                  2,958,597                1,797,321
   Current portion of long-term debt
    and capital lease obligations                                 15,841,093               14,797,900
   Accrued expenses                                                2,576,395                1,611,855
                                                                  -----------             -----------
                                                                  25,522,474               21,904,628
                                                                  -----------             -----------


  Long-term debt                                                          --                  497,901
  Capital lease obligations                                               --                  267,685
                                                                  -----------             -----------


  Stockholders' Equity

  Convertible Preferred stock; $.01 par value;
   1,000,000 shares authorized; 1050 shares of Series A
   Preferred shares issued and 0 shares outstanding

  Common Stock; $.01 par value;
   14,000,000 shares authorized; 10,192,348
   shares issued and outstanLiing at
   September 27, 1997 and 10,119,211 shares issued
   and outstanding at March 29, 1997                                 101,191                  101,191

   Additional paid-in-capital                                     20,821,691               20,821,691
   Retained earnings (accumulated deficit)                       (21,049,733)             (15,338,038)
                                                                 ------------             -----------
                                                                    (126,851)               5,584,844
                                                                 ------------             -----------
                                                                 $25,395,623              $28,255,058
                                                                 ============             ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three Months Ended                    Six Months Ended
                                                         Sept. 27, 1997   Sept. 28, 1996      Sept. 27, 1997   Sept. 28, 1996
                                                         --------------   --------------      --------------   --------------
  Net sales                                               $ 5,185,060      $ 2,183,289         $ 10,693,709     $ 4,615,478
  Cost of goods sold                                        5,245,065        2,959,807           11,398,242       5,871,124
                                                          -----------      -----------         ------------     -----------
    Gross profit(loss)                                        (60,005)        (776,518)            (704,533)     (1,255,646)
                                                          -----------      -----------         ------------     -----------

  Operating expenses
    Selling                                                 2,009,406          974,773            3,232,229       1,615,633
    General and administrative                                782,201          842,992            2,537,209       1,522,597
                                                          -----------      -----------         ------------     -----------
                                                            9,791,607        1,817,765           (5,769,438)     (3,138,230)

  Loss from operations                                     (2,851,612)      (2,594,283)          (6,473,971)     (4,393,876)
    Other income                                              436,888          147,223            1,780,440         243,366
                                                          -----------      -----------         ------------     -----------
                                                           (2,411,724)      (2,447,060)          (4,693,531)     (4,150,510)

  Other expenses, net
    Interest expense                                          512,685          343,583            1,014,351         425,713
    Other expense, net                                                          34,350                3,813          68,774
                                                          -----------      -----------         ------------     -----------
                                                              512,685          377,933            1,018,164         494,487

  Loss before income taxes                                $(2,927,409)     $(2,824,993)        $ (5,711,695)    $(4,644,997)

  Income tax provision                                             --               --                   --              --
                                                          -----------      -----------         ------------     -----------
  Net loss                                                $(2,927,409)     $(2,824,993)        $ (5,711,695)    $(4,644,997)

  Net loss per common shares and equivalents
            Primary                                       $      (.29)     $      (.70)        $       (.56)    $     (1.17)
            Fully diluted                                 $      (.29)     $      (.64)        $       (.56)    $     (1.05)

  Weighted average common shares
    and equivalents outstanding
            Primary                                        10,154,574        4,033,232           10,154,574       3,961,591
            Fully diluted                                  10,192,348        4,433,449           10,192,348       4,433,449



  The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                    Sept. 27, 1997       Sept. 28, 1996
                                                                                    --------------       --------------
  Cash flows from operating activities:
    Netloss                                                                         $ (5,711,695)        $ (4,644,997)

  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   2,419,835            1,010,186
       Provision for losses on accounts receivable                                       445,315              219,468
       Gain on disposal of fixed assets                                                  (83,470)                (590)
       (Increase) in accounts receivable                                              (1,141,304)            (427,443)
       (Increase) decrease ininventories                                                 464,127              (69,030)
       Decrease in prepaid expenses and other
         current assets                                                                  378,316               51,177
       Increase in refundable income taxes                                                    --              (15,850)
       (Increase) decrease in other assets                                               236,721             (112,517)
       Increase (decrease) in accounts payable                                           412,313             (487,673)
       Increase in accrued expenses                                                      964,540               16,244
       Decrease in income taxes payable                                                       --             (190,063)
                                                                                     -----------          -----------
  Net cash used in operating activities                                               (1,615,302)          (4,651,088)

  Cash flows from investing activities:
       Expenditures for property and equipment                                          (372,400)          (4,246,004)
       Proceeds from sale of fixed assets                                                124,549               18,100
                                                                                     -----------          -----------
    Net cash used in investing activities                                               (247,851)          (4,227,904)

  Cash flows from financing activities:
       Repayments on long-term borrowing
         and capitallease obligations                                                   (358,597)            (706,387)
       Proceeds from long term borrowing                                                  75,588            1,952,900
       Advance (repayments) on revolving line
         of credit, net                                                                1,161,276               81,090
       Decrease in subscription receivable                                                    --            1,790,374
       Proceeds from issuance of Convertible
         Preferred Stock                                                                      --            9,352,982
       Increase in due from related parties                                              (91,302)             (10,219)
       Increase in debt issue costs                                                           --              (80,219)
                                                                                     -----------          -----------
       Net cash provided by financing activities                                         786,965           12,380,521

  Increase (decrease) in cash and cash equivalents                                    (1,076,188)           3,501,529
  Cash and cash equivalents, beginning of period                                       1,039,664            5,706,822
                                                                                     -----------          -----------
  Cash and cash equivalents, end of period                                              ($36,524)         $ 9,208,351
                                                                                     ===========          ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                           OMNI MULTIMEDIA GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements of OMNI MultiMedia Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

 In the opinion of management, all adjustments (consisting solely of normal recurnug adjustments) considered necessary for a fair state ment of the interim financial data have been included. Results of operations for the three month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1998.

 For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 28, 1997, contained in the Company's Annual Report on Form 10-KSB.

 Net loss per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period.

 Note 2. Significant Events

 On November 14, 1997, OMNI MultiMedia and its OMNI Resources Corporation, 4CD's Corporation, Campbell Products Corporation and Mezzoman Productions Inc. filed for court protection under Chapter 11 of the Federal Bankruptcy Statutes.

 In August of 1997 OMNI formed a subsidiary, Mezzoman Productions Inc. for the purpose of brokering CD Manufacturing services to non-affiliated music groups.

 Recently Enacted Accounting Pronouncements

 In February 1997, the Financial Accounting Stanclards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share." In June l997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The Company will implement SFAS No. 128 as required in its next fiscal year and, at this time, the future adoption is not expected to have a material effect on earnings per share. The Company will implement SFAS No. 130 and No. 131 as required in fiscal Ici99 which require the Company to report and display certain information related to comprehensive income end operating segments.

 Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations


 General

 The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements of the Company (including the Notes thereto) appearing elsewhere in this Report. This report contains "forward-looking statements" regarding current and future financial projections for the Quarter within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can be identified by the use of forward-looking terminology such as "may," "will," "would," "can," "could," "intend," "plan," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The following forward-looking statements include certainrisks and uncertainties that could cause actual results to differ materially from thoseinsuchforwardlooking statements. Potential investors are urged to carefully consider the risks associated with an investment in the Company's securities, including continuing losses, working capital deficit, significant debt service and competition.

 Three Months Ended September 27, 1997 ("Second Quarter 1998") compared to the Three Months Ended September 28, 1996 ("Second Quarter 1997").

 Net sales for the second quarter 1998 amounted to $5,185,060, an increase of $3,001,771 above 1997's second quarter sales of $2,183,289. The sales differential reflects the start up and construction period in 1997 compared to full operations of OMNI Resources and 4CD's in 1998.

 Net sales for OMNI's East Coast facility including 4CD's amounted to approximately $5,000,000, a 35% improvement over the 1998 first quarter. West and Mid-West sales were $217,000 representing final shipments from these facilities before closing which took place on July 5, 1997.

 Gross profit at ($60,000) for the second quarter of 1998 was an improvement of $716,000 over 1997 levels. Cost of sales for the second quarter include final close out costs of $190,000 for the West and Mid-West facilities and $87,000 for cost of material shipped from these facilities the first week in July. The remaining OMNI facility including OMNI Resources and 4CD's operated at a breakeven manufacturing level in the second quarter.

 Selling expenses of $2,009,406 contain $371,000 of Royalty adjustments covering the period May 1996 thru September 1997 and $269,000 of sales cost associated with the closing of the West and Mid-West facilities. Selling expenses after these adjustments amount to $1,369,406 which is $394,633 over last year. Selling expenses exceeded first quarter levels by $146,000 reflecting commissions on increased sales primarily in the "Try Before You Buy" program in the 4CD's operation.

   General and administrative expenses of $782,201 are $60,791 or 7% below the second quarter 1997 expenses of $842,992. General and administrative expenses are approximately $1,000,000 below the first quarter 1998 levels. The second quarter general and administrative expenses includes a $100,000 extra charge for auditing associated with the West and Mid-West closing. There is also $50,000 in fees associated with modifying the Coast Business Credit loan due to the Company's "Out of formula" condition.

   Other income of $436,880 contains $311,000 of write down of unsecured debt at the West and Mid-West facility reflecting funds available after the liquidation of assets and payment of secured creditors.

   The net loss for the second quarter amounts to $2,927,409 and is $103,000 greater than the same period in FY 1997. Losses for the second quarter operations adjusted for West and Mid-West close down costs of $335,000, the royalty adjustments of $371,000 and bank fees of $50,000 amounts to $2,171,409. This adjusted second quarter loss is an improvement over the FY 1998 first quarter of $612,877 or 22%.

   Liquidity and Capital Resources

   It is Management's opinion that the CompanWs financial weakness reduced sales in the second quarter by approximately $1,000,000. Sales for the third quarter should remain at approximately $5,000,000 despite the bankruptcy situation. Management is optimistic about the prospect of locating additional funding to emerge from Chapter 11 as an ongoing entity.

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

  Item 5.         Other Information.

                  [Not applicable.]

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, Me Registrant has duly caused this report to be signed on its behalf by the undersigned "hereunto duly authorized.

                           OMNI MULTIMEDIA GROUP, INC.






  Date: January 27, 1998           By:  /s/ Paul F. Johnson
                                        ----------------------------------
                                        Paul F. Johnson, President and
                                        Chief Executive Officer






  Date: January 27, 1998           By:  /s/ Robert E. Lee
                                        ----------------------------------
                                        Robert E. Lee, Executive Vice President,
                                        Treasurer, and Chief Financial Officer